Form 10-Q
period 1999-09-30
ALLIED RISER COMMUNICATIONS CORP
filed 1999-12-13
CIK 1091535

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q
    (MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM [       ] TO [       ]

                                  ------------

                         COMMISSION FILE NUMBER 1-15425

                                  ------------

                     ALLIED RISER COMMUNICATIONS CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                   75-2789492
    (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)

      1700 PACIFIC AVE., SUITE 400
             DALLAS, TEXAS                                75201-4679
 (Address of Principal Executive Offices)                 (Zip Code)

                                 (214) 210-3000
              (Registrant's Telephone Number, Including Area Code)

                                 NOT APPLICABLE
              (Former Name, Former Address, and Former Fiscal Year,
                          if Changed Since Last Report)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              Yes  [ ]    No  [X]

                                  ------------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                               Number of Shares Outstanding
                 Title of Class                    on December 12, 1999
                 --------------                ----------------------------
         Common Stock, $.0001 par value                 56,665,015

================================================================================

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q
                                      INDEX

                                                                                                                    PAGE NO.
                                                                                                                    --------
PART I.      FINANCIAL INFORMATION
     Item 1.  Financial Statements
              Consolidated Balance Sheets as of December 31, 1998,
                 and September 30, 1999 (Unaudited).................................................................    3
              Consolidated Statements of Operations for the Three Months
                 Ended September 30, 1998 and 1999 (Unaudited)......................................................    4
              Consolidated Statements of Operations for the Nine Months
                 Ended September 30, 1998 and 1999 (Unaudited)......................................................    5
              Consolidated Statements of Cash Flows for the Nine Months
                 Ended September 30, 1998 and 1999 (Unaudited)......................................................    6
              Notes to Consolidated Financial Statements (Unaudited)................................................    7
     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................   12
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................................   17
PART II.     OTHER INFORMATION
     Item 2.  Changes in Securities and Use of Proceeds.............................................................   18
     Item 4.  Submission of Matters to a Vote of Security Holders...................................................   19
     Item 6.  Exhibits and Reports on Form 8-K......................................................................   19
              Signatures............................................................................................   20

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                    DECEMBER 31,     SEPTEMBER 30,
                                                                                       1998              1999
                                                                                   --------------    --------------
                                                                                                      (UNAUDITED)
                                  ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...................................................   $       41,371    $       60,138
   Accounts receivable, net of reserve of  $2 and $11, respectively ............               20               170
   Stock subscription receivable ...............................................                8                --
   Prepaid expenses and other current assets ...................................              131               444
                                                                                   --------------    --------------
     Total current assets ......................................................           41,530            60,752
PROPERTY AND EQUIPMENT, net of accumulated depreciation and
   amortization of $510 and $2,228, respectively ...............................           13,005            25,644
OTHER ASSETS ...................................................................            1,037             2,450
                                                                                   --------------    --------------
     Total assets ..............................................................   $       55,572    $       88,846
                                                                                   ==============    ==============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable ............................................................   $          272    $        1,811
   Accrued liabilities .........................................................            2,843             6,457
   Current maturities of capital lease obligations .............................              722             2,233
                                                                                   --------------    --------------
        Total current liabilities ..............................................            3,837            10,501
CAPITAL LEASE OBLIGATIONS, net of current maturities ...........................            1,420             3,539
                                                                                   --------------    --------------
        Total liabilities ......................................................            5,257            14,040

COMMITMENTS AND CONTINGENCIES

 CONVERTIBLE REDEEMABLE PREFERRED STOCK, $.0001 par value,
   100,000 shares authorized, 66 and 117 shares issued and outstanding as of December 31, 1998 and September 30, 1999, respectively (aggregate
   redemption of $66,452 and $122,991, respectively) ..........................           66,452           122,991

STOCKHOLDERS' DEFICIT:
   Common Stock, $.0001 par value, 1,000,000,000 shares authorized,
     25,716,396 and 33,194,465 shares issued and outstanding as of
     December 31, 1998 and September 30, 1999, respectively ....................                3                 3
   Additional paid-in capital ..................................................              375            20,367
   Deferred compensation .......................................................               --           (16,048)
   Accumulated deficit .........................................................          (16,515)          (52,507)
                                                                                   --------------    --------------
        Total stockholders' deficit ............................................          (16,137)          (48,185)
                                                                                   --------------    --------------
        Total liabilities and stockholders' deficit ............................   $       55,572    $       88,846
                                                                                   ==============    ==============


        The accompanying notes are an integral part of these consolidated balance sheets.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            1998        1999
                                                          --------    --------
                                                              (UNAUDITED)
NETWORK SERVICES REVENUE ..............................   $     77    $    442
OPERATING EXPENSES:
   Network operations .................................        775       1,972
   Selling expense ....................................        522       2,556
   General and administrative expenses ................      2,840       6,889
   Amortization of deferred compensation ..............         --       4,357
   Depreciation and amortization ......................        159         830
                                                          --------    --------
        Total operating expenses ......................      4,296      16,604
                                                          --------    --------

OPERATING INCOME (LOSS) ...............................     (4,219)    (16,162)
OTHER INCOME (EXPENSE):
   Interest expense ...................................       (255)       (399)
   Interest income ....................................          2         531
   Other income (expense), net ........................         --          --
                                                          --------    --------
        Total other income (expense) ..................       (253)        132
                                                          --------    --------

INCOME (LOSS) BEFORE INCOME TAXES .................         (4,472)    (16,030)
                                                          --------    --------

PROVISION FOR INCOME TAXES ............................         --          --
                                                          --------    --------
NET INCOME (LOSS) .....................................     (4,472)    (16,030)

ACCRUED DIVIDENDS ON PREFERRED STOCK ..................         --      (2,240)
                                                          --------    --------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK ..........   $ (4,472)   $(18,270)
                                                          ========    ========

NET INCOME (LOSS) PER COMMON SHARE ....................   $ (18.56)   $   (.68)
                                                          ========    ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING .........        241      26,809
                                                          ========    ========


        The accompanying notes are an integral part of these consolidated financial statements.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            1998        1999
                                                          --------    --------
                                                              (UNAUDITED)
NETWORK SERVICES REVENUE ..............................   $    104    $    989
OPERATING EXPENSES:
   Network operations .................................      1,493       4,791
   Selling expense ....................................      1,121       4,962
   General and administrative expenses ................      5,662      16,096
   Amortization of deferred compensation ..............         --       9,913
   Depreciation and amortization ......................        225       1,720
                                                          --------    --------
        Total operating expenses ......................      8,501      37,482
                                                          --------    --------
OPERATING INCOME (LOSS) ...............................     (8,397)    (36,493)
OTHER INCOME (EXPENSE):
   Interest expense ...................................       (475)       (861)
   Interest income ....................................         17       1,366
   Other income (expense), net ........................          1          (4)
                                                          --------    --------
        Total other income (expense) ..................       (457)        501
                                                          --------    --------
INCOME (LOSS) BEFORE INCOME TAXES .................         (8,854)    (35,992)
                                                          --------    --------
PROVISION FOR INCOME TAXES ............................         --          --
                                                          --------    --------
NET INCOME (LOSS) .....................................     (8,854)    (35,992)
ACCRUED DIVIDENDS ON PREFERRED STOCK ..................         --      (5,540)
                                                          --------    --------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK ..........   $ (8,854)   $(41,532)
                                                          ========    ========
NET INCOME (LOSS) PER COMMON SHARE ....................   $ (36.67)   $  (1.73)
                                                          ========    ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING .........        241      24,076
                                                          ========    ========


        The accompanying notes are an integral part of these consolidated financial statements.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                 (IN THOUSANDS)

                                                                                 1998        1999
                                                                               --------    --------
                                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .......................................................   $ (8,854)   $(35,992)
   Adjustments to reconcile net loss to net cash used in operating activities --
     Depreciation and amortization
                                                                                    225       1,720
     Amortization of deferred compensation .................................         --       9,913
     Changes in assets and liabilities --
        Increase in accounts receivable, net ...............................        (39)       (142)
        Increase in prepaid expenses .......................................         (7)       (313)
        Increase in other assets ...........................................        (80)        (63)
        Increase in accounts payable and accrued liabilities ...............      1,713       4,395
                                                                               --------    --------
            Net cash used in operating activities ..........................     (7,042)    (20,482)
                                                                               --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment ......................................     (4,453)     (8,592)
                                                                               --------    --------
            Net cash used in investing activities ..........................     (4,453)     (8,592)
                                                                               --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt ......................................................     13,100          --
   Payments on capital lease obligations ...................................       (222)     (1,379)
   Credit facility origination fee .........................................         --      (1,350)
   Net proceeds from stock issuance ........................................         --      50,570
                                                                               --------    --------
            Net cash provided by financing activities ......................     12,878      47,841
                                                                               --------    --------
INCREASE IN CASH AND CASH EQUIVALENTS ......................................      1,383      18,767
CASH AND CASH EQUIVALENTS, beginning of period .............................        188      41,371
                                                                               --------    --------
CASH AND CASH EQUIVALENTS, end of period ...................................   $  1,571    $ 60,138
                                                                               ========    ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest ..................................................   $     42    $    404
   Noncash investing and financing activities --
     Equipment acquired under capital leases ...............................   $  1,250    $  5,009
     Accrued property and equipment additions ..............................   $  3,518    $    758
     Accrued dividends on preferred stock ..................................   $     --    $  5,540



       The accompanying notes are an integral part of these consolidated financial statements.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1999
                                   (UNAUDITED)

1.  ORGANIZATION:

    The Company is a facilities-based provider of broadband data, video and voice communications services to small-and-medium-sized businesses in major metropolitan areas in the United States. The Company's services, which today include ultra high-speed Internet access, business-oriented television for display on the computer desktop, and Internet-enhanced voice conferencing calling services, among other things, are typically delivered to the Company's customers over its own fiber-optic network built inside multi-tenant commercial office buildings. In addition to selling services to the commercial tenants of buildings in which the Company owns and operates these advanced communications networks, the Company leverages its market presence and brand by offering end-to-end connectivity on a resold basis to businesses located outside these buildings.

2.  PRESENTATION:

    In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 30, 1999. The results of operations for the three and nine months ended September 30, 1998 and 1999, and cash flows for the nine months ended September 30, 1998 and 1999, are not necessarily indicative of the results of operations or cash flows to be expected for the full year. The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with generally accepted accounting principles as they apply to interim reporting. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 1998 and the notes thereto.

3.  NET INCOME (LOSS) PER COMMON SHARE:

    Net income (loss) per common share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Shares issued to employees subject to repurchase by the Company are not included in the weighted average number of common shares outstanding for the period. Convertible redeemable preferred stock was outstanding at September 30, 1999. These securities were not considered in a computation of diluted EPS for the three and nine-month periods ended September 30, 1999, as the conversion is dependent upon a qualifying public offering or qualifying recapitalization, as defined in the certificate of incorporation and due to the net loss incurred for both the three and nine-month periods ended September 30, 1999, the impact would be antidilutive.

    Options to purchase 590,217 shares of common stock were outstanding at September 30, 1999. In management's opinion, the exercise price was equal to the fair value of the common stock at the date of grant. These securities were not considered in a computation of diluted EPS due to the net loss incurred for both the three and nine-month periods ended September 30, 1999, as the impact would be antidilutive.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

4.  PROPERTY AND EQUIPMENT:

    Property and equipment as of September 30, 1999, consist of the following:

                                                                                AVERAGE
                                                                               ESTIMATED
                                                                             USEFUL LIVES
                                                                                (YEARS)
                                                                             ------------
   Office equipment and information systems...............................         4           $    7,521,000
   Furniture and fixtures.................................................         7                  359,000
   Leasehold improvements.................................................         5                  988,000
   System infrastructure..................................................        10                6,550,000
   System equipment.......................................................         5                5,701,000
   Construction-in-progress...............................................                          6,753,000
                                                                                               --------------
                                                                                                   27,872,000
   Less -- Accumulated depreciation and amortization......................                         (2,228,000)
                                                                                               --------------
   Property and equipment, net............................................                     $   25,644,000
                                                                                               ==============

5.  COMMITMENTS AND CONTINGENCIES:

    Operating Leases

    The Company has entered into various operating lease agreements, with expirations through 2005, for lease space and equipment. Future minimum lease obligations as of September 30, 1999, related to the Company's operating leases are as follows:


    2000..................................................................................     $    2,361,000
    2001..................................................................................          2,008,000
    2002..................................................................................          2,027,000
    2003..................................................................................          1,967,000
    2004..................................................................................            662,000
    Thereafter............................................................................                 --
                                                                                               --------------
             Total minimum lease obligations..............................................     $    9,025,000
                                                                                               ==============

    Total rent expense for the three months ended September 30, 1998 and 1999, was approximately $146,000 and $529,000, respectively. Total rent expense for the nine months ended September 30, 1998 and 1999, was approximately $246,000 and $1,380,000, respectively.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

    Capital Leases

    The Company has entered into various capital leases for equipment. Future minimum lease obligations as of September 30, 1999, related to the Company's capital leases are as follows:


     2000.................................................................................     $    2,730,000
     2001.................................................................................          2,728,000
     2002.................................................................................          1,121,000
     Thereafter...........................................................................            --
                                                                                               --------------
              Total minimum lease obligations.............................................          6,579,000
     Less -- Amounts representing interest................................................           (807,000)
                                                                                               --------------
     Present value of minimum lease obligations...........................................          5,772,000
     Current maturities...................................................................         (2,233,000)
                                                                                               --------------
     Capital lease obligations, net of current maturities.................................     $    3,539,000
                                                                                               ==============

    Connectivity Contracts

    In order to provide its services, the Company must connect each intra-building network to a local network and each metropolitan point of presence to a national fiber optic connection. The Company has secured contracts that range from monthly to five years for local transport and up to three years for national inter-city transport. The Company incurs fixed monthly charges for local connectivity. For national connectivity, the Company incurs fixed monthly charges plus incremental charges for customer usage above a certain volume. In addition, in the event the Company fails to meet its minimum volume commitments for national connectivity; it may be obligated to pay underutilization charges.

    Future minimum obligations as of September 30, 1999, related to the Company's connectivity contracts are as follows:

    2000..................................................................................     $    1,406,000
    2001..................................................................................            247,000
    2002..................................................................................            136,000
    2003..................................................................................             75,000
    2004..................................................................................             24,000
                                                                                               --------------
              Total minimum lease obligations.............................................     $    1,888,000
                                                                                               ==============

6.  EQUITY TRANSACTIONS:

    COMPENSATION CHARGE

    The Company completed an initial public offering of its securities on October 29, 1999 (see Note 7). Based on the ultimate valuation of the Company determined by this offering and business activities and transactions which have occurred prior to the completion of the offering, the Company was required to record compensation expense and deferred compensation to reflect the difference in the initial public offering price and management's determination of value prior to the offering.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

    Based on the share price of the initial public offering of $18, the Company was unable to reconcile the $13.50 per share difference between the offering price and management's determination of fair value prior to this offering. Accordingly, the Company recorded a compensation charge of $13.50 per share for each restricted stock issuance or option grant to employees related to the period subsequent to January 1, 1999. The total compensation charge as of September 30, 1999, is approximately $25,961,000 of which approximately $16,048,000 will be deferred and amortized over the remaining employee service period. An additional compensation charge of approximately $6,374,000 will be recorded for options granted to employees for the period October 1, 1999, through October 29, 1999.

    COMMON AND PREFERRED STOCK

    In August 1999, the Company issued 17 shares of Series B Preferred Stock and 2,019,766 shares of common stock to a group of financial sponsors for approximately $17,000,000 in cash.

    Also in August 1999, the Company issued 34 shares of Series B Preferred Stock and 4,039,531 shares of common stock for approximately $34,000,000 in cash.

7.  SUBSEQUENT EVENTS:

    In October 1999, the Company issued warrants to acquire 6,530,242 shares of common stock to real estate partners and their affiliates. The warrants are exercisable upon the occurrence of certain events, as defined in the warrant acquisition agreements and will have no exercise price.

    The warrants and the rights associated with the warrants may be adjusted if certain telecommunication license agreements are not executed in accordance with the parameters outlined in the warrant acquisition agreements. Accordingly, the measurement date for the warrants will be the date on which the telecommunications license agreements are signed, as defined, and the real estate partners effectively complete their performance element of the agreement.

    At the measurement date, the Company will measure the fair value of the warrants based on the fair value of the underlying common stock. As the terms of the warrant allow the holder to acquire shares of common stock without any additional consideration, the fair value of the warrant is equivalent to the fair value of the common stock. Based upon the current structure of the agreements, the fair value of the warrants will be capitalized as an intangible asset and amortized over the term of the telecommunication license agreements. The $18 per share common stock value on the date of the Company's public offering would result in the fair value of the warrants of $118,000,000. This results in approximately $11,800,000 of amortization on an annual basis. Additionally, depending upon timing of the measurement dates related to the issuance of the warrants, the total fair value may vary.

    On October 25, 1999, the stockholders approved an amendment to the 1999 Stock Option Plan, providing for the issuance of up to 5,000,000 shares of Class A common stock. Additionally on October 25, 1999, the Company amended its certificate of incorporation to authorize the issuance of up to 1,000,100,000 shares of capital stock of which 1,000,000,000 shares were designated as common stock, par value $.0001 per share, and 100,000 shares were designated as preferred stock, par value $.0001 per share.

    On October 29, 1999, the Company completed an initial public offering of 16,970,550 shares of common stock for which it received net proceeds of approximately $284,891,706.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

    Simultaneous with the Company's initial public offering and pursuant to contractual agreements with the preferred stockholders, all shares of preferred stock were converted into shares of common stock. Accrued dividends on the preferred stock were waived as of the initial public offering and recorded as a contribution to capital. The 117 shares of preferred stock outstanding were converted into 6,500,000 shares of common stock at the initial public offering price of $18. Had the conversion of preferred stock occurred at the beginning of each period presented, net income (loss) per common share would have been $(1.31) and $(1.18), respectively, for the nine months ended September 30, 1998 and 1999.

    In November 1999 the Company received commitment from a vendor to increase the Company's lease facility to $65,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We are a facilities-based provider of broadband data, video and voice communications services to small-and-medium-sized businesses in 16 major metropolitan areas in the United States. We typically deliver our services over fiber-optic networks that we design, construct, own and operate inside large-and-medium-sized office buildings. Today, over this infrastructure, we offer ultra high-speed Internet access, business-oriented television for display on computer desktops, enhanced conference calling services and other broadband data services. Broadband data services are services that are enabled by high-speed dedicated data transmission capacity. As of September 30, 1999, we owned and operated in-building fiber-optic networks inside 61 office buildings with more than 33.6 million rentable square feet. We have agreements with building owners to install and operate fiber-optic networks in more than 1,000 office buildings with more than 325 million rentable square feet.

    Our Internet access services provide a direct connection to the Internet at speeds up to 175 times faster than standard dial-up services and are always-on. We believe that our service offers a combination of price and performance to our target customers that is superior to competing offerings. Our business-oriented television is the first of many additional connectivity services and broadband-enabled applications and content that we intend to offer using our in-building broadband infrastructure. We intend to take advantage of our growing market presence and brand by also offering similar broadband services to our customers' branch offices and other businesses located in buildings in which we have not installed our fiber-optic networks.

    We use our in-building fiber-optic networks to transmit data to and from each of our customers at speeds of ten million bits of data per second. Using commercially available equipment, we can increase this transmission speed to one billion bits of data per second. We connect each of our in-building networks to a central facility in each metropolitan area, usually over fiber-optic lines we lease from other carriers. At this metropolitan hub, we aggregate and disseminate network traffic for Internet connectivity and our other broadband services.

    Since our inception in December 1996, our principal activities have included developing our business plan, raising capital, hiring management and other key personnel, designing and developing our fiber-optic networks inside buildings, acquiring equipment and facilities, entering into agreements with building owners and real estate managers and beginning the initial deployment of our fiber-optic networks.

    To rapidly establish a strong position in the markets we target, we are heavily investing in our fiber-optic networks. We incur costs in the design and installation of our in-building infrastructure, which is typically installed within a secure conduit located in the building's riser, which is the building's vertical utility shaft. We also invest in electronic equipment that is needed to connect our networks to the Internet. We expect to incur significant additional costs building and refining our operational support systems; this includes the purchase and implementation of software to facilitate customer acquisition, billing, collections, and network management.

    As a result of our development activities and the deployment of our networks, from inception to date we have incurred significant operating losses, net losses and negative EBITDA. We expect that the continued expansion of our operations will result in increasing operating losses, net losses and negative EBITDA. As a result of our limited operating history, prospective investors have limited operating and financial data upon which to base an evaluation of our performance and an investment in our common stock.

                      NINE MONTHS ENDED SEPTEMBER 30, 1999,
                COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

    Network Services Revenue. Network services revenue for the nine months ended September 30, 1999, increased to $989,000 as compared to $104,000 for the corresponding period of the prior year. Network services revenue for the nine months ended September 30, 1999, includes the recognition in April 1999 of $123,000 of previously fully reserved revenue which was earned upon the successful deployment of a virtual private network. The remaining increase is attributable to growth in the number of customers resulting from increased sales and marketing efforts concentrated in our networked properties and the increased penetration of our fiber-optic network into new buildings compared to the corresponding period in 1998. As of September 30, 1999, our fiber-optic network was installed inside 61 buildings with more than 33.6 million rentable square feet as compared to September 30, 1998, when our networks were installed inside 3 buildings, with 1.9 million rentable square feet.

    Network Operations. Network operations expenses were $4,791,000 for the nine months ended September 30, 1999 and $1,483,000 for the nine months ended September 30, 1998. This increase is consistent with expansion of our fiber-optic network and resulting increase in transport, licensing and customer support costs.

    Selling Expense. Selling expense increased from $1,121,000 for the nine months ended September 30, 1998, to $4,962,000 for the nine months ended September 30, 1999. This increase is attributable to the continued expansion of sales and marketing efforts including commissions, development of corporate identification, promotional and advertising materials, the establishment of sales demonstration centers, market launch events and hiring sales personnel.

    General and Administrative Expenses. General and administrative expenses were $16,096,000 for the nine months ended September 30, 1999 and $5,662,000 for the nine months ended September 30, 1998. This increase is consistent with our development activities and is attributable to the rapid growth in number of employees we incurred in connection with building our operating infrastructure. Our number of general and administrative employees increased to 216 as of September 30, 1999, as compared to 81 at September 30, 1998.

    Amortization of Deferred Compensation. Amortization of deferred compensation was $9,913,000 for the nine months ended September 30, 1999.

    Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 1999, increased to $1,720,000 as compared to $225,000 for the corresponding period of the prior year. This increase was primarily due to the increase in system infrastructure and system equipment placed in service.

    Other Income (Expense). Other income (expense) was $501,000 for the nine months ended September 30, 1999 and $(457,000) for the nine months ended September 30, 1998. The change in other income (expense) is primarily due to an increase in interest income as a result of the recapitalization and reorganization in late 1998 and the equity offerings in August 1999.

    Provision For Income Taxes. For the nine months ended September 30, 1999 and September 30, 1998, no provision for taxes was recognized as we operated at a loss throughout both periods.

                     THREE MONTHS ENDED SEPTEMBER 30, 1999,
                COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

    Network Services Revenue. Network services revenue for the three months ended September 30, 1999, increased to $442,000 as compared to $77,000 for the corresponding period of the prior year. The increase is attributable to growth in the number of customers resulting from increased sales and marketing efforts concentrated in our networked properties and the increased penetration of our fiber-optic network into new buildings compared to the corresponding period in 1998. As of September 30, 1999, our fiber-optic network was installed inside 61 buildings with more than 33.6 million rentable square feet as compared to September 30, 1998, when our networks were installed inside 3 buildings, with 1.9 million rentable square feet.

    Network Operations. Network operations expenses were $1,972,000 for the three months ended September 30, 1999 and $775,000 for the three months ended September 30, 1998. This increase is consistent with expansion of our fiber-optic network and resulting increase in transport, licensing and customer support costs.

    Selling Expense. Selling expense increased from $522,000 for the three months ended September 30, 1998, to $2,556,000 for the three months ended September 30, 1999. This increase is attributable to the continued expansion of sales and marketing efforts including commissions, development of corporate identification, promotional and advertising materials, the establishment of sales demonstration centers, market launch events and hiring sales personnel.

    General and Administrative Expenses. General and administrative expenses were $6,889,000 for the three months ended September 30, 1999 and $2,840,000 for the three months ended September 30, 1998. This increase is consistent with our development activities and is attributable to the rapid growth in number of employees we incurred in connection with building our operating infrastructure. Our number of general and administrative employees increased to 216 as of September 30, 1999, as compared to 81 at September 30, 1998.

    Amortization of Deferred Compensation. Amortization of deferred compensation was $4,357,000 for the three months ended September 30, 1999.

    Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 1999, increased to $830,000 as compared to $159,000 for the corresponding period of the prior year. This increase was primarily due to the increase in system infrastructure and system equipment placed in service.

    Other Income (Expense). Other income (expense) was $132,000 for the three months ended September 30, 1999 and $(253,000) for the three months ended September 30, 1998. The change in other income (expense) is primarily due to an increase in interest income as a result of the recapitalization and reorganization in late 1998 and the equity offerings in August 1999.

    Provision For Income Taxes. For the three months ended September 30, 1999 and September 30, 1998, no provision for taxes was recognized as we operated at a loss throughout both periods.

LIQUIDITY AND CAPITAL RESOURCES

    We have required significant capital to fund the construction and installation of our fiber-optic networks within buildings and to purchase electronic equipment for installation in building and metropolitan points of presence. As of September 30, 1999, we had made capital expenditures of $27,611,000 since inception. We expect that our capital expenditures will increase substantially in future periods as we construct our networks and purchase more equipment. We will continue to seek access to additional buildings. If we are successful in gaining access to additional buildings, we will have substantial needs for additional capital for an indefinite period. We also expect to have substantial and increasing operating losses and net losses.

    In August 1999, we issued shares of common and preferred stock to a group of financial sponsors for approximately $17,000,000. Additionally, in August 1999, we issued shares of common and preferred stock to our real estate partners for approximately $34,000,000.

    As of September 30, 1999, we have financed approximately $7,524,000 of equipment additions through vendor sponsored lease facilities and have outstanding capital lease obligations of approximately $5,772,000.

    As of September 30, 1999, we had committed to pay approximately $1,888,000 to carriers under our existing connectivity contracts.

    As of September 30, 1999, we had cash and cash equivalents of $60,138,000.

    In October 1999, we issued warrants to acquire 6,530,242 additional shares of our common stock to our real estate partners. These warrants are exercisable upon our real estate partners meeting certain performance obligations as outlined in the warrant acquisition agreements.

    On October 29, 1999, we completed an initial public offering of 16,970,550 shares of our common stock for which we received net proceeds of approximately $285,000,000. We intend to use more than $175,000,000 of the net proceeds from this offering for construction of in-building fiber-optic networks and the remainder for working capital and general corporate purposes, including to fund operating losses. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, services or products. However, we currently have no material commitments or agreements with respect to any of these types of transactions.

    Simultaneous with this offering our preferred stockholders converted all of their preferred stock for 6,500,000 shares of common stock. Had the conversion of preferred stock occurred at the beginning of each period, net income (loss) per common share would have been $(1.31), and $(1.18) the nine months ended September 30, 1998 and 1999, respectively.

    We estimate that the net proceeds received from the initial public offering in addition to our cash on hand will be sufficient to fund our operations and the projected deployment of our network through approximately the middle of 2001. We do, however, expect to continue our growth, expansion and the further development of our network and services beyond that point. Accordingly, we expect that we will eventually need to arrange for additional sources of capital through the issuance of debt or equity or additional bank borrowings. We have no commitments other than those described above for any such additional financing, and we cannot be sure that we will be able to obtain any such additional financing at the times required and on terms and conditions acceptable to us. In such event, our growth could slow and operations could be adversely affected.

    The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of many factors. These factors include:

    o our ability to meet our construction schedules;

    o obtaining favorable prices for purchases of equipment;

    o our ability to develop, acquire and integrate the necessary operational support systems;

    o the cost of network development in each of our markets;

    o demand for our services;

    o the nature and penetration of new services that may be offered by us;

    o regulatory changes; and

    o changes in technology and competitive developments beyond our control.

    We also expect that we will require additional financing or require financing sooner than anticipated if our current business plans change, the assumptions underlying those plans are inaccurate, if we engage in any material acquisitions.

Should we require additional capital, we may raise such capital with proceeds from public or private sales of equity and debt securities, credit facilities and other borrowings. There can be no assurance that such financing will be available on a timely basis, on terms acceptable to us or at all.

YEAR 2000 READINESS DISCLOSURE

    We view Year 2000 readiness as the ability to:

    o correctly handle date information before, on and after December 31, 1999;

    o function properly without material changes in operation resulting from the advent of a new century; and

    o recognize the Year 2000 as a leap year.

   Process.  Our Year 2000 project is composed of four phases:

        (1) Inventory. In the inventory phase, we identified all of the systems and equipment that could be impacted by the Year 2000 problem. The inventory phase is complete for all systems and equipment.

        (2) Assessment. In the assessment phase, we assessed whether the systems and equipment identified in the inventory are Year 2000 ready. The assessment phase is complete for all systems and equipment.

        (3) Remediation. In the remediation phase, we seek to remedy any Year 2000 problems in systems or equipment we identified in the assessment phase. Where the source of a Year 2000 problem is software or equipment provided by a third party, we either obtain a Year 2000 ready upgrade from the third party or obtain equivalent software or equipment from another source. The remediation phase has been finished.

        (4) Testing. In the testing phase, we test the systems and equipment that were the subject of remediation efforts to verify that they are Year 2000 ready. The testing phase has been completed.

        Third Party Products. We acquired our material systems and equipment from third party vendors, and we have received assurances from our major third party vendors either that the products we use are Year 2000 ready, or that their recommended upgrades, which we have installed, are Year 2000 ready. In addition to these assurances, with the exception of our telephone and security systems, we test all third party products to determine whether they are Year 2000 ready. With the exception of one product from one vendor, which we have not assessed and for which we have not received any assurances from the vendor, we are not currently aware of any material operational issues associated with preparing our systems for the Year 2000. With respect to the one product for which we have not received assurances, we have replaced the product with one that is Year 2000 ready. Since May 1999, we have required, as part of our quality testing process, that all new products and services are tested for Year 2000 readiness before they are introduced. Despite the assurances we receive and the testing we perform, we may experience material unanticipated problems, both operational and other, as a result of the Year 2000. In addition, there can be no guarantee that we identified and remediated all of our material systems that could potentially be impacted by the Year 2000. We may also experience material unexpected costs or business interruption caused by undetected errors or defects in the technology used in our systems. This could have a material adverse effect on our business, financial condition, results of operations and the price of our common stock.

        Services. We rely on telecommunications providers, building managers and other service providers to deliver services to our customers. Our ability to provide our Internet access and other services is dependent on the Year 2000 readiness of these third parties.

       We have sought and received assurances from the major telecommunications carriers we use that they are Year 2000 ready, and we have received such assurances from the majority of such building managers. Nevertheless, we cannot test the Year 2000 readiness of such carriers, managers and providers, and failure of any of these third parties to be Year 2000 ready by January 1, 2000 could result in a deterioration in the performance of our network or other systems, or a complete system failure, which could have a material adverse effect on our business, financial condition, results of operations and the price of our common stock. Additionally, the Internet could face serious disruptions arising from the Year 2000 problem.

        We are also subject to external forces that might generally affect industry and commerce, such as utility Year 2000 compliance failures and related service interruptions. All of these factors could have a material adverse effect on our business, financial condition, results of operations and the price of our common stock.

        Customers. The ability of our customers to receive our services depends on the readiness of their personal computer equipment and the equipment and services of telecommunications and other third party vendors. We do not currently have any information concerning the Year 2000 readiness status of our customers. As is the case with other similarly situated companies, if our current or future customers fail to achieve Year 2000 readiness, it could have a material adverse effect on our business, financial condition, results of operations and the price of our common stock.

        Costs/Contingency Plans. The total budget for our Year 2000 project is approximately $500,000 and is being expensed as incurred. We do not expect to exceed the estimated budget.

        We have not developed a contingency plan to address situations that may result if either we or third parties upon which we rely are unable to achieve Year 2000 readiness. We intend to perform a risk analysis for our key services and develop a contingency plan where appropriate. In addition, in order to mitigate the effects of Year 2000 readiness problems from telecommunications carriers, which are beyond our control, we utilize multiple carriers in key locations. The cost of developing and implementing a comprehensive contingency plan, if necessary, could be material.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q

    "Safe Harbor" Statements under the Private Securities Litigation Reform Act of 1995. A number of the statements made in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operation" are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from current expectations regarding the relevant matter or subject area. The operation and results of our business also may be subject to the effect of other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to financial market risk, including changes in interest rates and marketable equity security prices, relates primarily to our investment portfolio and to a lesser extent to our outstanding debt obligations. We typically do not attempt to reduce or hedge our market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. In addition, substantially all of our outstanding indebtedness at September 30, 1999, is fixed-rate debt.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (a)  Inapplicable.

     (b)  Inapplicable.

     (c) On August 19, 1999, Allied Riser issued 17 shares of Series B Preferred Stock and 2,019,766 shares of common stock to a group of financial sponsors, including GS Capital Partners III, L.P., an affiliate of Goldman, Sachs & Co., for approximately $17,000,000 in cash. On August 19, 1999, Allied Riser issued 34 shares of Series B Preferred Stock and 4,039,531 shares of common stock to a group of real estate investors for approximately $34,000,000 in cash. The terms of the Series B Preferred Stock provided that upon the occurrence of a qualifying public offering, each share of Series B Preferred Stock would be converted into a number of shares of common stock. In connection with the recent initial public offering of the Company, the shares of Series B Preferred Stock issued in August, 1999 were converted into 944,445 shares and 1,888,889 shares, respectively, of common stock.

          Each of the above issuances of Series B Preferred Stock and common stock was effected pursuant to the exemption of Section 4(2) of the Securities Act of 1933 in reliance upon the representation of the purchasers and their agreement to resell such securities only pursuant to a registration statement or in a transaction exempt from the registration requirements of such act.

     (d) On October 29, 1999, Allied Riser completed its initial public offering of common stock. The effective date of its Registration Statement on Form S-1 (Commission File No. 333-85597) was October 28, 1999, pursuant to which Allied Riser registered the offer and sale of 15,750,000 shares of common stock par value $.0001 per share, for an aggregate offering price of $283,500,000. Allied Riser completed the offering, selling 16,970,550 shares of common stock for the aggregate offering price of $305,469,900, including the exercise by the underwriters of their over-allotment option to purchase an additional 1,220,550 shares of common stock at the offering price. The managing underwriters were Goldman, Sachs & Co., Merrill Lynch & Co., Donaldson Lufkin & Jenrette and Thomas Weisel Partners LLC.

          The Company incurred expenses of approximately $20,578,194, of which approximately $18,328,194 represented underwriting discounts and commissions and approximately $2,250,000 represented other expenses related to the offering. In addition, the shares issued to GS Capital Partners III, L.P. described in (c) above were deemed to be underwriting compensation by the National Association of Securities Dealers, Inc. None of the expenses incurred was paid directly or indirectly to any director or officer of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company. The net offering proceeds to the Company after total expenses was approximately $284,891,706.

          We have not used any of the net proceeds from the initial public offering. The net proceeds have been invested in cash, cash equivalents and short-term investments. We plan to use the proceeds for construction of in-building networks, for working capital and general corporate purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, services or products. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Company's Registration Statement on Form S-1.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 25, 1999, pursuant to a written Waiver and Consent, 117 shares representing 100% of the holders of the Company's outstanding preferred stock, and 26,620,138 shares representing 80% of the Company's common stock approved
(i) the issuance of registered securities in an initial public offering of the Company's common stock, (ii) an increase to 5,000,000 shares in the number of shares of common stock issuable pursuant to the Company's Amended and Restated 1999 Stock Option and Equity Incentive Plan, (iii) an amendment and restatement of the Company's Certificate of Incorporation effecting certain changes as a result of a 1 to 15 reverse stock split of the Company's common stock approved by the Board of Directors on September 18, 1999, and (iv) certain waivers and consents required of the preferred stockholders prior to the Company's initial public offering as contemplated in certain Agreements between the Company and its financial sponsors.

     On November 3, 1999, the rights, powers, and designations of the Company's preferred stock, which was outstanding prior to the initial public offering of the Company's common stock, were removed from the Certificate of Incorporation, pursuant to a written Consent of Stockholders by a vote of 27,769,178 shares representing 50.08% of the Company's common stock. As provided in the Certificate of Incorporation, upon receipt of approval of a majority of the holders of the common stock in such written consent, notice of such amendment with respect to the preferred stock was delivered to stockholders whose consent had not been previously sought.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  List of Exhibits
        3.1                 Amended and Restated Certificate of Incorporation
                                effective November 3, 1999
       27.1                 Financial Data Schedules
       27.2                 Financial Data Schedules
       27.3                 Financial Data Schedules
       27.4                 Financial Data Schedules


(b) Reports on Form 8-K.

       None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    December 12, 1999                   ALLIED RISER COMMUNICATIONS CORPORATION





                                        By:  /s/ Todd C. Doshier
                                            -----------------------------------
                                             Todd C. Doshier
                                             Senior Vice President and Chief
                                              Financial Officer

                                INDEX TO EXHIBITS

            EXHIBIT
            NUMBER             DESCRIPTION
            -------            -----------
              3.1       Amended and Restated Certificate of Incorporation
                           effective November 3, 1999
             27.1       Financial Data Schedules
             27.2       Financial Data Schedules
             27.3       Financial Data Schedules
             27.4       Financial Data Schedules