Form 10-K
period 1999-12-31
ALLIED RISER COMMUNICATIONS CORP
filed 2000-03-23
CIK 1091535

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K
(MARK ONE)

      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-15425

                    ALLIED RISER COMMUNICATIONS CORPORATION
             (Exact name of Registrant as Specified in Its Charter)

                   DELAWARE                                      75-2789492
       (State or Other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                      Identification No.)

                               1700 PACIFIC AVE.
                                   SUITE 400
                            DALLAS, TEXAS 75201-4679
          (Address of Principal Executive Offices, Including Zip Code)

                                 (214) 210-3000
              (Registrant's Telephone Number, Including Area Code)

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

   Securities Registered Pursuant to Section 12(g) of the Act: COMMON STOCK,
                               $0.0001 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 29, 2000, the aggregate market value of voting stock based on the closing price of the registrant's common stock on the Nasdaq National Market on that date of $26.00 held by non-affiliates of the registrant was $1,478,155,000.

     As of February 29, 2000, the number of shares of common stock outstanding was 56,852,117.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders of the registrant to be held on or about June 15, 2000 are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                       TO
                   ALLIED RISER COMMUNICATIONS CORPORATION'S
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                                                          PAGE
                                                                          ----
                                    PART I

Item 1.     Business....................................................    2
Item 2.     Properties..................................................   17
Item 3.     Legal Proceedings...........................................   17
Item 4.     Submission of Matters to a Vote of Security Holders.........   17

                                   PART II

Item 5.     Market for Allied Riser Communications Corporation's Common
              Stock and Related Stockholder Matters.....................   17
Item 6.     Selected Consolidated Financial Data........................   19
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   20
Item 7A.    Quantitative and Qualitative Disclosures About Market
              Risk......................................................   25
Item 8.     Consolidated Financial Statements and Supplementary Data....   26
Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................   26

                                   PART III

Item 10.    Directors and Executive Officers of Allied Riser
              Communications Corporation................................   26
Item 11.    Executive Compensation......................................   26
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................   26
Item 13.    Certain Relationships and Related Transactions..............   26

                                   PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................   27
            Signatures..................................................   30

                                     PART I

ITEM 1. BUSINESS:

GENERAL

     We are a facilities-based provider of broadband data, video and voice communications services to small-and medium-sized businesses in 22 major metropolitan areas in the United States. We typically deliver our services over fiber-optic networks that we design, construct, own and operate inside large- and medium-sized office buildings. Today, over this infrastructure, we offer ultra high-speed Internet access, business-oriented television for display on computer desktops, enhanced conference calling services and other broadband data services. Broadband data services are services that are enabled by high-speed dedicated data transmission capacity. As of December 31, 1999, we had constructed our in-building fiber-optic networks inside 120 office buildings with more than 80 million rentable square feet. Today, we have agreements with building owners to install and operate fiber-optic networks in more than 1,250 office buildings with more than 420 million rentable square feet.

     Our Internet access services provide a direct connection to the Internet at speeds up to 175 times faster than standard dial-up service and are always-on. We believe that our service offers a combination of price and performance to our target customers that is superior to competing offerings. We intend to take advantage of our growing market presence and brand by also offering similar broadband services to our customers' branch offices and other businesses located in buildings in which we have not installed our fiber-optic networks.

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

     Since our inception in December 1996, our principal activities have included developing our business plan, raising capital, hiring management and other key personnel, designing and developing our fiber-optic networks inside buildings, acquiring equipment and facilities, entering into agreements with building owners and real estate managers and beginning the deployment of our fiber-optic networks. In June 1997, we began installing our networks, and we began operating our first in-building network in January 1998.

OUR MARKET OPPORTUNITY

     Demand for connectivity to the Internet is growing as businesses are realizing that the Internet can significantly enhance communications among offices and employees as well as with customers and suppliers. In addition, more and more businesses use the Internet to conduct business and more effectively manage their human resources, allocate capital, reduce operating costs, access valuable information and reach new markets.

     While most large enterprises build or lease expensive, dedicated high-speed networks, most small- and medium-sized businesses are using comparatively slow dial-up connections. Forrester Research estimates that in 1998 approximately 93% of enterprises accessed the Internet through dial-up connections. We believe that faster, always-on connections enhance the productivity of employees of small- and medium-sized businesses.

     In addition to Internet connectivity, small- and medium-sized businesses already demand enhanced services such as web hosting, network security, e-commerce, video conferencing, data storage and retrieval, conference calling, branch office connectivity and business television. However, most small- and medium-sized businesses do not have full access to these services because the existing in-building infrastructure is unable to provide broadband services to small tenants. Businesses of moderate size also do not usually have the resources to fully analyze the choice between evolving service options on their own.

OUR SOLUTION

     We provide small- and medium-sized businesses ultra high-speed Internet access, business-oriented television for display on computer desktops, enhanced conference calling services as well as other broadband services. We market these services directly to our target customers with a consultative approach to facilitate our customers' selection of appropriate services. Our solution offers small- and medium-sized businesses a number of important advantages, including:

     - Ultra high-speed Internet access. Our Internet access products are able to operate at speeds that are otherwise typically unavailable or unaffordable to small- and medium-sized businesses. Our standard service operates at ten megabits of data per second, which is substantially greater than those usually available with digital subscriber lines, cable modems, dial-up modems, integrated services digital network lines and T-1 circuits, the latter of which transmits at 1.54 million bits of data per second.

     - Always-on connectivity. While dial-up connections require a user to dial a phone number and wait while the modem connects to the Internet, our service is always-on, providing an instantaneous connection and the capability to send and receive data continuously.

     - Easy bandwidth upgrades. As our customers' needs evolve, our network architecture enables us to provide our customers with higher bandwidth and new broadband services. Using commercially available equipment, we can increase the transmission speed of our infrastructure by 100 times, to one billion bits of data per second.

     - Broad range of value-added services. In addition to providing ultra high-speed Internet service, we offer business-oriented television and other broadband data services to our customers. We intend to expand the services we provide in the future to include other enhanced services such as web hosting, network security, e-commerce, video conferencing and data storage and retrieval, thereby increasing the value of a connection to our network.

     - Affordable desktop-based monthly rate. We typically price our services on a per desktop basis at a cost that makes our solutions affordable and scaleable for our customers. This approach permits our customers to initiate a relationship with us for a low monthly cost and increase the number of employees with access to our network once our products demonstrate their ability to enhance productivity.

     - Rapid, easy installation. Unlike other providers of bandwidth-enabled services who rely on local telephone companies to complete each customer installation, we are able to independently provision a customer within a few days. We connect each customer's local area network directly to our fiber-based network so that our customers usually do not need to purchase or install any new equipment.

     - Reliability. We provide support for our services through a national customer care center and a national operations control center, both located in Dallas. The national centers continuously monitor the network for disruptions in service, remotely resolve problems, configure networks, and compile data on customer service levels. In addition, field operations personnel augment our customer care center by providing local support in each metropolitan market that we serve.

STRATEGY

     Our objective is to be the primary provider of broadband communications services to our expanding target market. To achieve this objective we will employ the following strategies:

     - Partner with real estate owners. We seek to gain a competitive advantage by partnering with large-scale building owners and securing the right to install our fiber-optic networks inside office buildings that meet our strategic criteria. We believe that having our services available in a building assists the building owner in its tenant leasing and retention efforts. We generally target buildings with more than 100,000 rentable square feet and 10 or more tenants. Today we have already secured access to more than 1,250 office buildings with aggregate rentable space of more than 420 million square feet. We provide real estate owners a modest portion of the revenue we generate from tenants in their buildings.

     - Sell broadband connections and bandwidth-enabled applications. We provide extremely fast data transport to our customers and augment their ability to use those connections productively by providing sophisticated communications applications. For example, we are designing industry-specific Web pages, such as Web pages for law firms, that will enable our customers to use the power of a broadband connection to the Internet to enhance their productivity. These advanced applications help us generate demand for connections to our network and improve the usefulness of those broadband connections.

     - Own the key elements of the local broadband network. We strive to be the first broadband communications provider that owns the critical first mile fiber-optic connection in the buildings we target. While local and long distance broadband capacity has recently become readily available from a wide variety of providers, in-building fiber-based broadband capacity is typically not available. We believe that our in-building broadband networks are highly valuable because they allow us to provide scalable, ultra-high speed communications services to the businesses we target.

     - Capitalize on our first mover advantage. We have already established a national presence by installing hubs and in-building networks in 22 metropolitan areas. Once we have established a local presence in a metropolitan area, we are able to expand our network into additional buildings quickly and economically.

     - Expand our service offerings. We seek to widen our array of advanced broadband communications service offerings. For example, we are pursuing partnerships with various application service providers, which will allow us to further leverage our broadband fiber-optic networks. Because we own in-building fiber-optic networks, we are able to provide these broadband services reliably and directly to our customers.

     - Offer services to customers in selected other buildings. Although we focus our sales and marketing efforts on buildings in which we have installed our broadband fiber-based networks, by also offering our services outside these buildings we are better able to serve the communications needs of our customers. For example, we can offer our customers wide-area network services to reach their branch offices located in buildings in which we have not installed a fiber-optic network. We believe that by selectively offering our services outside buildings in which we own fiber-based facilities, we can generate additional revenue with only modest incremental sales and marketing costs.

     - Provide excellent customer care. We are dedicated to providing our customers with the highest levels of customer service and satisfaction in the industry. We believe we enjoy a competitive advantage because our network and electronic equipment are located inside buildings occupied by our customers. We have technical staff present in each of our markets, who focus their efforts on buildings in which we provide service. We also operate a national customer care center in Dallas that is staffed 24 hours a day, 365 days per year.

     - Build our brand. We seek to build our brand to assist us in becoming a leading provider of broadband communications services. We believe that our brand will, over time, enhance our ability to gain access to additional buildings. Because our services provide significant value to small- and medium-sized businesses, we believe that by branding buildings as ARC connected, we will assist owners in marketing office space. In addition, developing a strong, lasting brand should help us in our efforts to add new customers, reduce customer churn and attract employees.

PRODUCTS AND SERVICES

     Our products and services are designed for small- and medium-sized businesses and today include ultra high-speed Internet access, business-oriented television, enhanced conference calling services and other broadband data services. These products and services and the additional products and services that we intend to offer in the future fall into three categories and are summarized as follows:

CONNECTIVITY PRODUCTS           BANDWIDTH-ENABLED APPLICATIONS     MANAGED DATA SERVICES
---------------------           ------------------------------     ---------------------
-Internet Access                -Business Television               -Enhanced Conference Calling
-Virtual Private Networks       -Messaging                         -Design
-Remote Access                  -Web Hosting                       -Implementation
-Voice                          -Content Services                  -Monitoring/Management
                                -Collaboration Applications        -Support
                                -Video Conferencing                -Backup
                                -eBusiness Toolkit
                                -Industry-Focused Web Pages

     Connectivity products. We use our in-building fiber-optic infrastructure and networks to provide ultra high speed, always-on Internet access. Our Internet access service is up to 175 times faster than standard dial-up modems and operates at speeds substantially faster than a T-1 circuit, which transmits data at 1.54 million bits of data per second. In addition, because our infrastructure provides a dedicated fiber-optic connection for each customer, our customer's Internet traffic is secure from other customers in the building. We believe our connectivity services offer a combination of price and performance that is substantially better than alternative service offerings that are currently available to our target customers. We also offer branch office connections to enable our customers to exchange data with their remote offices.

     Our connectivity pricing varies by market, building and customer size. For Internet access, we charge an initial installation service fee and a minimum monthly fee for the first desktop connected. The installation service fee is generally a fixed amount independent of the types of services provided to our customers and the number of desktops connected to our network. We typically charge an incremental monthly fee for each additional desktop, which typically ranges from $40 to $3. However, some customers purchase service on an enterprise basis. These services are provided under month-to-month contracts. This enables the typical small-to medium-sized business customer to connect its desktops to our services for as little as several hundred dollars per month. Our pricing is competitive with other broadband Internet access services while generally providing substantially more bandwidth. We believe our customers benefit from our desktop-by-desktop pricing policy because they only incur expense for the actual number of desktops connected to our networks and they therefore are able to add users at a pace that matches their resources and requirements.

     Bandwidth-enabled applications and content. We currently offer our customers a business-oriented television service that provides a high-quality video feed from CNN and Bloomberg Television directly to computer desktops over our in-building networks. Many office buildings do not have cable or satellite television service, so tenants are unable to receive these business-oriented information services through traditional means. We charge our customers on a per-desktop basis for this service. We are developing additional bandwidth-enabled products with a focus on providing value-added information services to our customers. We expect to offer a number of new services, including industry-focused Web pages known as portals. In addition to developing new services, we may seek to acquire businesses that have developed services which would enhance the value of our networks. We might pay for these acquisitions with common stock.

     Managed data services. Many of our current and targeted customers require assistance in managing their data and data networks. We provide systems design services and offer support and assistance with the implementation of our customers' data networks. In addition, we offer enhanced conference calling services that use the Internet to enable efficient scheduling and operation of conference calls.

NETWORK ARCHITECTURE

     We design, install, own, and operate Internet-protocol-based data networks that provide broadband capacity to our customers. Our networks are a combination of:

     - fiber-optic infrastructure that we design, install, own and manage inside an office building;

     - electronic equipment at a building point of presence, usually located in the basement of the building;

     - electronic equipment at a metropolitan hub, which is where we aggregate and disseminate traffic, which we call a metropolitan point of presence; and

     - leased facilities connecting our networked building to our metropolitan point of presence and our metropolitan point-of-presence to a national service provider, such as GTE Internetworking, Qwest or Level 3.

     Fiber-optic facilities inside buildings. Inside of our networked buildings, we design, install, own and manage a fiber-optic infrastructure that typically runs from the basement of the building to the top floor inside the building's vertical utility shaft. This fiber-optic infrastructure is designed to be capable of carrying data and voice traffic for all the building's tenants for the foreseeable future. We initiate service for our customers by connecting a fiber-optic cable from a customer's local area network to the fiber in the vertical utility shaft. Our customer then has dedicated and secure access to our network using a link known as an Ethernet connection. Ethernet connections generally permit the transmission of ten million bits of data per second, and can transmit as much as one billion bits of data per second.

     Our building points-of-presence. Inside the building, usually in the basement, we also establish a building point-of-presence. In each building point-of-presence, we connect the fiber-optic cable to Cisco routers and other electronic equipment that enables the transmission of data and video traffic and aggregates and disseminates traffic to and from those cables. We typically obtain the right to use a small amount of space in the basement of our buildings to establish the building point of presence.

     Leased fiber-optic facilities outside our buildings. Within each metropolitan area that we serve, we have a metropolitan point of presence, at which we aggregate and disseminate traffic to and from all of our network buildings in a city. We typically connect each of our buildings to the metropolitan point-of-presence using fiber-optic cables. These fiber-optic lines are leased from carriers that have previously installed fiber in the local market. In our experience to date, there are generally several providers in the local market who are able to provide us with local connectivity for traffic between our buildings and the metropolitan point-of-presence.

     Our metropolitan points of presence. At our metropolitan point of presence, we install the electronic equipment necessary to provide our services in the metropolitan area. This equipment includes network computer servers, traffic routers and other items. We generally connect each metropolitan point of presence to multiple major Internet service providers that provide Internet connectivity to our network. Each metropolitan point-of-presence is connected to at least one other metropolitan point-of-presence in a different city over a dedicated circuit to increase redundancy in our network. We also connect each metropolitan point-of-presence to our national operating center in Dallas, Texas where we manage and monitor our network traffic.

     The architecture of our network provides us with significant competitive advantages, including the ability to:

     - rapidly connect customers without requiring complex provisioning of local phone lines and circuits from phone companies;

     - capitalize on advanced Internet-protocol-based technology to construct a more efficient and lower cost network;

     - provide low cost, high performance services;

     - offer always-on, secure connections to our network and the Internet; and

     - provide a flexible platform for bandwidth upgrades and new service offerings as data communications technology and applications continue to develop.

CONSTRUCTION

     We have assembled an in-house centralized construction group with experience in office building construction and electrical engineering. We believe that our construction capabilities are a key competitive advantage, as they allow us to rapidly and efficiently deploy our network within the markets we penetrate.

     Standard construction practices. Our construction group has developed standardized installation drawings and details that can be applied to most of our construction projects and result in high quality construction processes. Our construction practices are focused on ensuring compliance with applicable building and industry codes and standards. Our expertise in designing and constructing in-building advanced data networks allows us to reduce the space and resources needed to support our fiber-optic infrastructure and associated electronic systems in buildings.

     Design and implementation of our in-building network. Prior to commencement of construction of a fiber-optic network inside an office building, our construction management staff conducts a formal, detailed, building site survey. Our construction team then develops a site-specific fiber and cable system design using our standardized practices, and prepares a formal installation contract. We utilize computer assisted design and drawing systems to design, draw and document our system installations. We generally engage the specialty electrical contractor who is most familiar with the building to perform the installation under the supervision of our own construction management personnel. We typically purchase construction services on a fixed price basis.

     Construction time and cost associated with our in-building networks. The total construction time for the completion of our in-building fiber-optic infrastructure and related equipment room facility is typically between 60 and 90 days for a major metropolitan office-building complex. We typically spend several hundred thousand dollars per building for the construction of the vertical fiber-based infrastructure and electronic equipment. This cost has fallen considerably as we have gained experience and standardized our construction processes. These construction costs vary considerably with building size, location, complexity of the construction project and other factors. We believe that our current cost structure, together with our technical expertise and our rapid construction process, provide us with a competitive advantage.

     Constructing connections to our customers. Once we have completed the construction and installation of our in-building fiber-optic network and have received an order for service from a customer, we connect the customer's local area network to our in-building network. Typically, this connection can be completed within a few days by one of our employees or an independent contractor hired for this purpose. The connection requires the installation of a piece of electronic equipment to enable the connection of a strand of fiber-optic cable from the vertical riser to the customer's local area network. Once this connection is made, our installation representative will help the customer test the network connection to verify that the intended desktops are receiving our service. This approach to provisioning service to our customers is intended to establish a relationship with the customer that will encourage future use of our technical support and data management services.

OUR COMPETITIVE ADVANTAGE

     Small- and medium-sized businesses currently face a limited choice of alternatives for high-speed Internet access. Over the last few years, digital subscriber line technologies, cable modems, T-1-based solutions and fixed-wireless connections have emerged as alternative technologies for high-speed, always-on service.

     We believe that our fiber-optic-based solution is generally superior for most of our target customers because our network provides:

     - consistent speed and quality of signal that does not vary with distance of the building from our metropolitan hub or environmental factors such as rain;

     - rapid, relatively uncomplicated provisioning of new customers that is not dependent on the provider of local connectivity;

     - symmetrical broadband capacity that will allow us to offer enhanced business communication services such as full motion video conferencing;

     - scaleable, competitive pricing schemes which are based on the number of desktops connected to the network; and

     - substantially higher speeds and an easy path to increased bandwidth.

MARKETING AND SALES

     Marketing strategy. To build our brand and customer awareness, we directly market our services to the tenants in buildings in which we have a fiber-optic infrastructure. To reach tenants, we use a combination of advertising, direct marketing, public relations, event marketing, and personal selling. Prior to marketing in a building, we conduct a detailed customer analysis with the help of the building owner. We generally launch service in each of our buildings with a promotional event, typically in the lobby, at which we demonstrate our services and generate leads. Based on tenant data provided by the building owner and other sources, we often use approaches that are tailored to specific businesses, such as law firms, accounting firms, consulting firms and other business segments. We also use targeted advertising, promotional materials, and employ public relations firms to raise awareness of our services before an official sales launch within a building or market, and later follow up with event marketing and personal selling to launch and increase tenant sales in each building. We also attempt to work closely with the building owners, management, and leasing representatives in both our initial and ongoing marketing efforts.

     Sales force organizational structure. We have a sales organization, which is managed by regional sales directors. These regional sales directors have multiple area managers reporting to them. The area managers generally are responsible for a few cities and have numerous account executives reporting to them. The account executives are supported by a sales engineer who provides our customers with very specific technical consulting on local area and wide area networking and other application implementation and integration issues. In addition, every six account executives are supported by a program administrator. This is generally important to small- and medium-sized businesses that typically have limited information technology staffs and expertise. Our sales team typically jointly markets our services with the local building management or leasing organization.

     Sales strategy. Our experienced sales team tailors the right broadband data solutions for our customers using a consultative sales approach. We also market to tenants of buildings that are not yet connected to our network through similarly targeted tactics, including the use of local market and targeted advertising. We believe that this approach is part of our competitive advantage because this level of service was previously available only to very large enterprises either through in-house expertise or through expensive consulting contracts.

     Sales centers. We build and operate sales centers in each of our markets where sales people and real estate leasing agents can bring customers or prospects to obtain hands-on experience with our products and customer service. These centers are also used to stage marketing events and seminars.

     Sales systems support. To support our sales and customer service processes, we employ a sales and customer service automation application. The system is based around a database that enables all sales and service personnel to have instantaneous access to current and historical customer information. We are also currently implementing an Internet-based customer interface known as an extranet that will allow registered customers to purchase additional services, modify or otherwise customize their service profiles.

REAL ESTATE SELECTION AND MARKETING

     To build our fiber-optic infrastructure inside of office buildings and offer our services to the tenants of those buildings, we must first secure the right to install fiber-optic cable in the vertical utility shaft of the building. We carefully target the buildings in our markets that we wish to secure rights in and then work with the owners of those buildings to negotiate a partnership that will benefit both the property owner and us.

     Property selection. We consider a number of criteria in selecting buildings we target for installation of our fiber-based networks. These criteria include building location, building size, number of tenants, tenant mix, proximity to local fiber-optic systems, relationship to other network buildings and suitability for installation of our network infrastructure. In addition, we consider the presence of any existing broadband communications network systems in the building. We have a team of real estate professionals who conduct the assessment necessary to identify candidate buildings prior to the signing of lease or license agreements with the owners of the buildings selected.

     Arrangements with real estate owners. Once we have selected an office building or collection of office buildings in which we would like to offer our services, we contact the property owner to secure the right to access the building and install our network. When we contact building owners, we emphasize the following benefits of partnering with us:

     - we install and manage the in-building fiber-optic communications infrastructure at no cost to the building owner or manager;

     - our fiber-optic infrastructure and service offerings provide building owners with a significant competitive advantage in attracting and retaining tenants;

     - we pay building owners either a fixed rental fee or a modest percentage of the revenue we generate in the building; and

     - our real estate services and construction groups are staffed with experienced property management and construction management personnel who reduce the disruption to the property owner and the customer.

     Our typical lease or license agreement with a building owner is for a total term of ten or more years. The agreement provides for the development of the network installation design and the approval of the construction plans and arrangements by the building owner. The agreement provides for ongoing reporting to the building owner of our network expansion as we add customers and provides for revenue sharing or fixed monthly rent.

     Major Real Estate Relationships. We have agreements with more than a dozen large commercial property owners and managers to obtain access to and the right to install and operate networks in more than

1,250 buildings in major metropolitan areas in the United States and selected international markets. Our relationships include the following:

                                       APPROXIMATE
PROPERTY OWNER                          NUMBER OF
OR MANAGER                              BUILDINGS                     PRINCIPAL CITIES
--------------                         -----------                    ----------------
Whitehall............................      195       Boston, Dallas, Denver, Houston, Los Angeles,
                                                     Northern NJ and Washington, DC
Equity Office Properties.............      170       Boston, Philadelphia, Chicago, San Francisco and
                                                       Washington, DC
Transwestern.........................      115       Houston, Los Angeles, Phoenix and Salt Lake City
Trizec Hahn..........................      110       Atlanta, Chicago, Dallas, Houston, Los Angeles,
                                                       New York City and Washington, DC
Cornerstone..........................      105       Los Angeles, Oakland, Phoenix and San Francisco
Hines................................       95       Chicago, Houston, Los Angeles, New York City, San
                                                       Francisco and Washington, DC
Clarion Partners.....................       90       Atlanta, Boston, Houston, Kansas City,
                                                     Minneapolis, New York, Southern CT and Washington
                                                       DC
Vornado..............................       70       New York City and Washington, DC
Boston Properties....................       70       Boston, Central NJ, New York City, San Francisco
                                                     and Washington, DC
Berwind Property Group...............       45       Indianapolis, New Jersey and Phoenix
Angelo, Gordon & Co..................       35       Chicago, Dallas, Houston, New York and Phoenix
Tishman..............................       35       Boston, Chicago, Los Angeles, New York City, San
                                                       Francisco and Washington, DC
Shorenstein..........................       30       Boston, Chicago, Miami, New York City and San
                                                       Francisco
Hamilton.............................       30       Chicago
Cigna................................       25       Boston, Los Angeles, New York City, San Francisco
                                                     and Washington, DC
Met Life.............................       20       Chicago, Dallas, Houston and New York City

     Penetration. The table below summarizes our success at selecting property and negotiating license arrangements in the ten largest United States real estate markets covered by Torto Wheaton data. Target buildings are generally those designated by Torto Wheaton as Class A, Class B or Class C commercial office buildings with more than 100,000 rentable square feet. The data below concerning the total number and approximate square feet of target buildings is from Torto Wheaton. Data for buildings and square feet that we have in operation or under contract includes only those buildings with more than 100,000 square feet.

                                               TARGET BUILDINGS              TARGET BUILDINGS SQUARE FEET
                                       ---------------------------------   ---------------------------------
                                       IN OPERATION OR                     IN OPERATION OR
MARKET                                 UNDER CONTRACT    TOTAL IN MARKET   UNDER CONTRACT    TOTAL IN MARKET
------                                 ---------------   ---------------   ---------------   ---------------
New York City........................         76               749           60,223,000        352,000,000
Washington, D.C......................        177               821           38,980,000        168,000,000
Chicago..............................         96               501           45,351,000        156,000,000
Los Angeles..........................         76               477           18,228,000        122,000,000
Dallas...............................         45               397           17,690,000        108,000,000
Houston..............................         71               359           29,842,000        100,000,000
Boston...............................        106               400           28,107,000         92,000,000
Atlanta..............................         66               322           20,188,000         80,000,000
Northern New Jersey..................         36               361            8,128,000         76,000,000
San Francisco........................         74               204           23,381,000         53,000,000

NETWORK OPERATIONS

     Our operations and customer care facilities are located in Dallas, Texas. The operations center is staffed with skilled technicians and engineers and is equipped with computerized network management tools.

     Provisioning a customer. We believe that rapid activation of services is one of our key competitive advantages. We generally provide our customers with a conservative estimate for provisioning time that ranges between one to several days from receipt of contract.

     Providing customer service. We believe that a high level of customer service is required for us to build our brand and develop a strong reputation among the tenants in our buildings. All of our customer service is managed in-house and is available 24 hours a day, 365 days a year. Our customer service representatives are equipped to handle requests for all of our services. We strive to answer all calls quickly, provide rapid resolution and follow up with customers to ensure satisfactory resolution. We use a computerized relationship management system to capture, track and save customer call details. Information is stored in a database that provides a valuable source of feedback about our customer satisfaction and service quality.

     Managing the network. The network operations center is staffed 24 hours a day, 365 days a year. All of our network assets are continuously monitored for events that may interrupt or degrade service. Traffic and service-level statistics are gathered to report performance, plan additional capacity and communicate with our customers. Our technical staff is trained in provisioning, activation, maintenance and troubleshooting. Service-affecting events are automatically detected and communicated to our technical managers. Our system assigns network events to network operations engineers for resolution.

     Performing field support. Field operations engineers are deployed in each of the metropolitan markets we serve. Our field operations engineers are on call 24 hours a day. They perform on-site customer support, service activation, field troubleshooting and equipment repair. We support our field personnel with a computerized spare parts management system that provides delivery of spare parts within each city served.

     Competition. We face competition from many entities with significantly greater financial resources, well-established brand names and larger customer bases. We expect significant competition from a variety of telecommunications companies including local, long distance, cable modem, Internet, digital subscriber line, microwave, mobile and satellite data service providers. See "Risk Factors -- The sector in which we operate is highly competitive, and we may not be able to compete effectively."

REGULATION

     We are subject to numerous local regulations such as building and electrical codes, licensing requirements and construction requirements. These regulations vary on a city-by-city and county-by-county basis. There is no current legal requirement in a large majority of states that owners or managers of commercial office buildings give access to competitive providers of telecommunications services, but such laws and regulations have been proposed in the past and may be adopted in the future. On June 10, 1999, the FCC initiated a regulatory proceeding on a number of issues related to utility shaft access in multiple tenant environments, including the following:

     - the FCC's tentative conclusion that utilities must allow telecommunications and cable service providers access to rooftop and other rights-of-way and utility shaft conduit in multiple tenant environments on just, reasonable and nondiscriminatory rates, terms and conditions;

     - whether incumbent local telephone companies should make available unbundled access to riser cable and wiring within multiple tenant environments; and

     - whether building owners offering access to any telecommunications provider should be required to make comparable access available to all such providers on a nondiscriminatory basis, and whether the FCC has the authority to impose such a requirement.

In addition, legislation has been introduced in the U.S. Congress that addresses issues relating to telecommunications access to buildings owned or used by the federal government. We cannot predict the outcome of the FCC's proceeding or of any legislation, nor what effect, if any, it may have on our business.

     The FCC regulates common carriers' interstate services. State public utilities commissions exercise jurisdiction over intrastate basic telecommunications services, but we believe do not regulate most enhanced services, which involve more than the pure transmission of customer-provided information. The FCC has preempted certain inconsistent state regulation of, and does not itself regulate, enhanced services. We believe that all of the communications services that we currently provide are enhanced services and therefore not subject to direct regulation. The offerings of many of our competitors and vendors, especially incumbent local telephone companies, are subject to direct federal and state regulations. These regulations change from time to time in ways that are difficult for us to predict.

     Through subsidiaries, we are in the process of applying for, and have received in some states, authority from various state regulatory commissions and the FCC to provide basic telecommunications services, such as voice telephony service. These subsidiaries will be subject to direct state and federal regulation upon approval of their applications. We do not expect to encounter substantial legal barriers to entry into regulated telecommunications services. We also do not expect to face regulatory restrictions on the pricing or terms of any regulated telecommunications service offerings we might choose to offer that would have a material adverse effect on our business. Changes in the regulatory environment, however, could have a material adverse effect on our business.

     The Telecommunications Act of 1996 substantially altered the federal and state regulatory environment for telecommunications services. Among its more significant provisions, this act:

     - removed most of the significant legal barriers to entry into telecommunications service, including local exchange service markets;

     - required incumbent local telephone companies to interconnect with competitors through unbundled network elements and with provision of operations support systems, reciprocal compensation, local number portability, dialing parity and collocation;

     - required incumbent local telephone companies to offer their retail services at wholesale discounts for resale by competitors;

     - required incumbent local telephone companies and utilities to grant access to their rights-of-way, conduit and ducts;

     - established criteria and procedures for entry of Bell Operating Companies into long distance service in their local service areas; and

     - directed the FCC to establish an explicit subsidy mechanism for the preservation of universal service.

     We anticipate that, eventually, the Bell companies' applications to provide in-region long distance service will be granted, at which time the Bell companies will be able to compete more effectively in various markets, including against us. Bell Atlantic received approval in December 1999 to provide long distance service in New York State. Legislation has been introduced to allow the Bell companies to provide long distance Internet and high speed data services. We do not know what the outcome or effects of these proceedings and legislation will be.

     In September 1999, the FCC declined to require incumbent telephone companies to make their facilities used to provide high-speed data offerings, such as digital subscriber line equipment, available to competitors as an unbundled network element. The FCC has a pending regulatory proceeding regarding steps to spur the deployment of broadband transmission capabilities and advanced services, by both incumbent telephone companies and their competitors. The rules adopted by the FCC in this area could have a material effect on our competitive position with regard to incumbent telephone companies and other telecommunications companies.

     The FCC and state commissions may act in the near future to change the charges for Internet traffic handled in part by incumbent local telephone companies and Internet service providers' obligation to contribute to universal service funds.

     There have been various statutes, regulations and court cases relating to liability of Internet service providers and other on-line service providers for information carried on or through their services or equipment, including in the areas of copyright, indecency/obscenity, defamation and fraud. The laws in this area are unsettled and there may be new legislation and court decisions that may affect our services and expose us to liability.

EMPLOYEES

     As of December 31, 1999, we had 425 employees. None of our employees are represented by a labor union, and we consider our relations with our employees to be good.

RISK FACTORS

     We have experienced increasing negative EBITDA, operating losses and net losses, which will continue. We may not achieve or sustain positive EBITDA, operating income or net income in the future. Since our formation we have generated increasing negative EBITDA, and larger operating losses and net losses each quarter. We have not achieved profitability and expect to continue to incur increasing negative EBITDA, operating losses and net losses in 2000 and for the foreseeable future. For 1999, we had negative EBITDA of $41,095,000, an operating loss of $60,777,000 and a net loss of $57,488,000 on revenues of $1,870,000.

     In addition, we expect to continue to incur significant development costs and, as a result, we will need to generate significant revenue to achieve profitability, which may not occur.

     We have an unproven business model which could fail. We are not aware of any company that has achieved positive EBITDA, operating income or net income by executing a business plan like ours. We will make substantial capital expenditures in deploying our networks before we know whether our business plan can be successfully executed. As a result, there is a risk that our business will fail.

     We are a start-up company and if we do not grow very rapidly we will not succeed. We began operating our first fiber-optic network in January 1998 and we must grow very rapidly to succeed. Because the communications industry is capital intensive, rapidly evolving and prone to significant economies of scale, as a relatively small organization we are at a competitive disadvantage. The growth we must achieve to reduce that disadvantage will put a significant strain on all our resources. In particular, we will require substantial additional capital to finance our operations in the future according to our current business plan. If we fail to grow rapidly or obtain additional capital our ability to compete with larger more well established companies will be substantially reduced.

     Our business will be harmed if our billing, customer service and information support systems are not replaced or further developed. Sophisticated information processing systems are vital to our growth and our ability to achieve operating efficiencies. A failure of these systems could substantially impair our ability to provide services, send invoices and monitor our operations. Systems we are replacing or further developing to meet the increased demands of our anticipated growth include billing and collections, work-flow and customer priority management, financial and accounting, human resources, sales and customer support and fixed asset management.

     Our plans for the development and implementation of these systems rely, for the most part, on acquiring products and services offered by third-party vendors and integrating those products and services. We may be unable to implement these systems on a timely basis or at all, and these systems may not perform as expected. We may also be unable to maintain and upgrade our operational support systems as necessary.

     We are also dependent on the systems of our network capacity providers, and, in some cases, on the interface between our systems and those of our providers. Therefore, any systems failures experienced by our suppliers could also have similar adverse effects on our systems.

     The sector in which we operate is highly competitive, and we may not be able to compete effectively. We face competition from many entities with significantly greater financial resources, well-established brand names and larger customer bases. The numerous companies that may seek to enter our niche may expose us to severe price competition for our services or for building access rights. We expect competition to intensify in the future. We expect significant competition from traditional and new telecommunications companies, including local, long distance, cable modem, Internet, digital subscriber line, microwave, mobile and satellite data service providers. If these potential competitors successfully focus on our niche, there may be intense price competition which could impede our ability to become profitable.

     In-building competitors. Some competitors, such as Cypress Communications, OnSite Access, Broadband Office, Intermedia Communications, SiteLine, RCN Telecom Services, NextLink, Winstar, Teligent and Advanced Radio Telecom are attempting to gain access to office buildings in our target markets. Some of these competitors have sought to develop exclusive relationships with building owners. To the extent these competitors are successful, we may face difficulties in building our networks and marketing our services within some of our target buildings. Our agreements to use vertical utility shaft within buildings are not exclusive. An owner of any of the buildings we have rights to install a network in could also give similar rights to one of our competitors. Certain competitors already have rights to install networks in some of the buildings that we have rights in. It will take a substantial amount of time for us to build networks in all the buildings where we obtain rights to do so. Each building in which we have not built a network is particularly vulnerable to competitors. It is not clear whether it will be profitable for two or more different companies to operate broadband networks within the same building. Therefore, it is critical that we build our networks in additional buildings quickly. Once we have done so, if a competitor installs a network in the same building, it is likely that there will be substantial price competition.

     Local telephone companies. Incumbent local telephone companies, including GTE and the Bell Operating Companies, have several competitive strengths which may place us at a competitive disadvantage. These competitive strengths include:

     - an established brand name and reputation;

     - significant capital to deploy fiber-optic equipment rapidly;

     - ability to offer higher-speed data services through digital subscriber line technology;

     - their own inter-building connections; and

     - ability to bundle digital data services with their voice services to achieve economies of scale in servicing customers.

     Competitive local telephone companies often have broadband inter-building connections, market their services to tenants of large- and medium-sized buildings and selectively build in-building facilities.

     Long distance companies. We will face strong competition from long distance companies. Many of the leading long distance carriers, including AT&T, MCI WorldCom, and Sprint, are expanding their capabilities to support high-speed, end-to-end data networking services, and could begin to build their own in-building networks. The newer national long distance carriers, such as Qwest, Level 3, Williams Communications and IXC Communications, which has agreed to be acquired by Cincinnati Bell, are building and managing high-speed fiber-based national data networks, partnering with Internet service providers, and may extend their networks by installing in-building fiber-optic cables.

     Fixed wireless service providers. We may lose potential customers to fixed wireless service providers. Fixed wireless service providers can provide high speed inter-building communications services using microwave or other facilities or satellite earth stations on building rooftops. Some of these providers have targeted small- and medium-sized-business customers and have a business strategy that is similar to ours. These providers include Winstar, Teligent, Advanced Radio Telecom, Sprint and MCI WorldCom.

     Internet, digital subscriber line, and cable modem service providers. The services provided by Internet service providers and cable modem service providers can be used by our potential customers instead of our services. Internet service providers, such as GTE Internetworking, UUNET, a subsidiary of MCI WorldCom, Sprint, Concentric Networks, Prodigy, EarthLink, Verio and PSINet, provide Internet access to residential and business customers, generally using the existing communications infrastructure. Digital subscriber line companies and/or their Internet service provider customers, such as Covad, Rhythms NetConnections, NorthPoint, Network Access Solutions typically provide broadband Internet access. Cable modem service providers, such as Excite@Home and its @Work subsidiary, Road Runner, RCN Telecom Services and High Speed Access also provide broadband Internet access. On-line service providers, such as America Online, Compuserve, Microsoft Network, and WebTV, provide Internet connectivity, ease-of-use and a stable environment for modem connections.

     We must obtain additional agreements with building owners or our growth will be constrained. Our business depends upon our ability to install in-building networks. The failure of building owners to grant or renew access rights on acceptable terms could substantially reduce our potential customer base. Current federal and state regulations do not require building owners to make space available to us, or to do so on terms that are reasonable or nondiscriminatory. Building owners may decide not to permit us to install our networks in their buildings. In addition, building owners may elect not to renew our access agreements which typically have terms of ten years. Non-renewal of these agreements would cause losses resulting from the removal or sale of our infrastructure in these buildings and would reduce our revenues.

     We must install networks in additional buildings before our competitors do or we may face a competitive disadvantage. Our success will depend upon our ability to quickly install our in-building networks in many more buildings. This is crucial in order to establish a first-mover advantage. We may not be able to accomplish this. Each building in which we have not built a network is particularly vulnerable to competitors. Future expansions and adaptations of our network infrastructure may be necessary to respond to growth in the number of customers served, increased capacity demands and changes to our services. The expansion and adaptation of our in-building networks will require substantial financial, operational and managerial resources. Our failure to rapidly deploy, expand and adapt our networks to changing conditions could make it difficult to increase and retain our customer base, which would reduce our revenues and impede our growth.

     There might not be sufficient demand for our services. Demand for broadband services has grown rapidly, and this market is characterized by rapidly changing technology, evolving industry standards and frequent new service introductions.

     If the commercial market for Internet access and other broadband services develops more slowly than expected or if the Internet services that we offer are not broadly accepted, our revenues will not grow as quickly as necessary to achieve or sustain profitability. Demand and market acceptance for recently introduced services in this industry are subject to a high level of uncertainty.

     In addition, critical issues concerning the commercial use of services requiring broadband capabilities remain unresolved and may impact the growth of these services. Historically, some businesses have been reluctant to purchase broadband services, such as high-speed Internet access, for a number of reasons, including:

     - resistance to the use of the Internet in business applications;

     - inconsistent quality of service;

     - lack of available cost-effective, high-speed options;

     - the need to deal with multiple and frequently incompatible vendors;

     - inadequate security for stored or transmitted data;

     - lack of networking tools to simplify Internet access and use; and

     - lack of high-speed application requirements.

     Capacity constraints caused by heavy use of the Internet may impede further development to the extent that users experience delays, transmission errors and other difficulties. Further, enterprises that have already invested substantial resources in other methods may be particularly reluctant or slow to adopt a new strategy.

     Alternative technologies pose competitive threats. In addition to fiber-optic technology, there are other technologies that provide more capacity and speed than traditional copper wire transmission technology and can be used instead of our services. Furthermore, these technologies may be improved and other new technologies may develop that provide more capacity and speed than the fiber-optic technology we employ. Existing alternative technologies include:

     - Digital Subscriber Line Technology. Digital subscriber line technology was developed to produce higher data transfer rates over the existing copper-based telephone network. The data transfer rates for digital subscriber lines are reported to range between 144 thousand bits of data per second and six million bits of data per second. Digital subscriber line technology has been substantially improved in recent years.

     - Cable Modems. Cable modems can allow users to send and receive data using cable television distribution systems. According to industry sources, cable modem users typically experience download speeds of 1.5 million bits of data per second.

     - Wireless Technologies. Wireless technologies, such as satellite and microwave communications systems, can provide high-speed data communications. Satellite systems, such as DirecPC, can offer high download speeds that are advertised at 400 thousand bits of data per second.

     - Integrated Services Digital Networks. Integrated services digital networks have been offered by the incumbent local telephone companies over the existing copper-based telephone network for some time. These services offer data transfer speeds of 128 thousand bits of data per second.

     The development of new technologies or the significant penetration of alternative technologies into our target market may reduce the demand for our services and consequently could have a material adverse effect on our revenues and net income (loss).

     We must purchase capacity from third parties who may be unable or unwilling to meet our requirements. We construct in-building networks and generally rely on other communications carriers to provide transmission capacity outside the buildings. Our failure to obtain adequate connections from other carriers on a timely basis could delay or impede our ability to provide services and generate revenue.

     We have experienced, and expect to continue to experience, delays in obtaining transmission capacity. In addition, in some of our target markets there is only one established carrier available to provide the necessary connection. This increases our cost and makes it extremely difficult, if not impossible, to obtain redundant connections. Sufficient capacity or redundant capacity may not be readily available from third parties at commercially reasonable rates, if at all. Our failure to obtain sufficient redundant connectivity could result in an inability to provide service in certain buildings and service interruptions, which could in time lead to loss of customers and damage to our reputation.

     We must make significant capital expenditures before generating revenue, which may prove insufficient to justify those expenditures. When we install an in-building network, we incur significant initial expenditures. If we fail to attract enough customers within each office building, our capital expenditures in that building will be wasted. These expenditures vary depending on the size of the building and whether we encounter any construction-related difficulties. In addition, we typically install an in-building network before we have any customers in that building. Since we generally do not solicit customers within a building until our network is in place, and since our costs can vary, we may not be able to recoup our expenditures within any building.

     Our networks may be vulnerable to unauthorized access which could interfere with the provision of our services. Our networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Remediating the effects of computer viruses and alleviating other security problems may require interruptions, incurrence of costs and delays or cessation of service to our customers. Other companies have experienced interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. Unauthorized access could jeopardize the security of confidential information stored in our computer systems or those of our customers. Although we intend to continue to implement industry-standard and other security measures, such measures at other companies have been circumvented in the past and may be circumvented on our systems in the future. These risks could have a material adverse effect on our ability to provide services.

     We must attract and retain key personnel in a tight labor market or we will be unable to manage our growth. There currently is intense competition for personnel with the qualifications we require. The loss of the services of key personnel or the failure to attract additional personnel as required could have a material adverse effect on our ability to grow and on the price of our common stock. We are highly dependent upon the efforts of our existing senior management team. Although we have entered into employment agreements with members of our senior management team, these agreements do not obligate the employees to remain with us for any length of time. We believe that our future success will depend in large part on our ability to attract and retain qualified technical and sales personnel.

     Legislation and government regulation could adversely affect us. Changes in the regulatory environment could affect our operating results by increasing competition, decreasing revenue, increasing costs or impairing our ability to offer services. The provision of basic telecommunications services is subject to significant regulation at the federal and state level. The Federal Communications Commission regulates telecommunications carriers providing interstate and international common carrier services. State public utilities commissions exercise jurisdiction over intrastate basic telecommunications services but do not regulate most enhanced services, which involve more than the pure transmission of customer provided information. Many of our competitors and vendors, especially incumbent local telephone companies, are subject to federal and state regulations. These regulations change from time to time in ways that are difficult for us to predict. Although we believe the services we provide today are not subject to substantial regulation by the FCC or the state public utilities commissions, changes in regulation or new legislation may increase the regulation of our current services. In addition, a regulatory body may seek to apply telecommunications regulations to our enhanced services.

     If we decide to provide voice and other basic telecommunications services we may be unable to successfully respond to regulatory changes. We will become subject to regulation by the FCC and state agencies in the event we decide to offer non-enhanced voice and other basic telecommunications services. Complying with these regulatory requirements may be costly. Through subsidiaries, we are in the process of applying for, and in some states have received, authority from state regulatory commissions and the FCC to provide basic telecommunications services, such as voice telephony service. These subsidiaries will be subject to direct federal and state regulation upon approval of their respective applications. The regulations that apply to basic telecommunications services change from time to time and such changes may have adverse effects on our business.

     Regulation of access to office buildings could negatively affect our business. There have been proposals to require that commercial office buildings give access to competitive providers of telecommunications services. If these proposals are adopted and regulatory or legal requirements change access rights to our target buildings or our networks, these requirements will facilitate our competitors' entry into buildings where we have access rights, which in turn will diminish the value of our access rights and adversely affect our competitive position. Recently, the FCC initiated a regulatory proceeding relating to utility shaft access in multiple tenant buildings, and a bill was introduced in Congress regarding the same topic. Some of the issues being considered in these developments include requiring building owners to provide utility shaft access to telecommunications carriers, and requiring some telecommunications providers to provide access to other telecommunications providers. We do not know whether or in what form these proposals will be adopted.

     As an Internet access provider, we may incur liability for information disseminated through our network. The law relating to the liability of Internet access providers and on-line services companies for information carried on or disseminated through their networks is unsettled. Although we have not been sued for information carried on our network, it is possible that we could be. Federal and state statutes have been directed at imposing liability on Internet service providers for aspects of content carried on their networks. There may be new legislation and court decisions that may affect our services and expose us to potential liability.

     As the law in this area develops, the potential imposition of liability upon us for information carried on and disseminated through our network could require us to implement measures to reduce our exposure to such liability, which may require the expenditure of substantial resources or the discontinuation of certain products or service offerings. Any costs that are incurred as a result of such measures or the imposition of liability could have a material adverse effect on our operating expenses and our liquidity.

     Retained control of Allied Riser by our principal stockholders may create conflicts of interest. The concentration of ownership of our stock may have the effect of delaying, deferring or preventing a change in control, merger, consolidation, or a tender offer which could involve a premium over the price of our common stock. Our officers, directors and greater-than-five-percent stockholders and their affiliates, in the aggregate, beneficially own approximately 23% of the outstanding common stock.

     Members of our board serve on the boards of our potential competitors, which may create conflicts of interest. Members of our board of directors also serve as officers or directors of other telecommunications or Internet services companies. To the extent that any of these companies presently offer, or at some future point begin to offer, services having characteristics similar to those offered by us, there may be conflicts of interest between the fiduciary duties owed by these individuals to us and the duties owed to these other companies. We have not adopted specific policy guidelines to address these potential conflicts of interest and if these conflicts of interest arise, they may be resolved on terms that are not in the best interests of all of our stockholders.

     Anti-takeover provisions could prevent or delay a change of control. Provisions of our amended and restated certificate of incorporation and amended and restated by-laws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

     - the ability of our board of directors to issue preferred stock without any further approval being required from our stockholders;

     - the "staggered" nature of our board of directors which results in directors being elected for terms of three years; and

     - the requirement that stockholders provide us with advance notice of proposed actions.

     These provisions may have the effect of delaying, deferring or preventing a change in our control, impeding a merger, consolidation, takeover or other business combination, which in turn could preclude our stockholders from recognizing a premium over the prevailing market price of the common stock.

     Impairment of our intellectual property rights could harm our business. While we are seeking federal registration of ARC and certain other trademarks, we have not been awarded any trademark registrations, and are relying upon our common law rights. It is possible that other entities may challenge our registration and use of these trademarks based on a claim of superior rights, dilution or otherwise. Such challenges, if successful, could preclude us from registering and even using our trademarks, in which case the expense of developing new trademarks and resulting loss of product identification and goodwill could have a material adverse effect on our net income (loss) and our brand awareness.

ITEM 2. PROPERTIES:

     We are headquartered in facilities consisting of approximately 81,600 square feet in Dallas, Texas, which we occupy under a lease that expires in December 2003. In addition, our engineering department occupies approximately 19,000 square feet in Richardson, Texas under a lease, which expires in December 2003. We also lease space under varying terms from 1 to 5 years in each of our metropolitan areas served for sales demonstration centers. We consider this space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS:

     We are not currently engaged in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     The following matters were submitted to a vote of security holders during the fourth quarter of 1999:

          On October 25, 1999, pursuant to a written Waiver and Consent, 117 shares representing 100% of the holders of our outstanding preferred stock, and 26,620,138 shares representing 80% of our common stock approved: (i) the issuance of registered securities in an initial public offering of our common stock, (ii) an increase to 5,000,000 shares in the number of shares of common stock issuable pursuant to our Amended and Restated 1999 Stock Option and Equity Incentive Plan, (iii) an amendment and restatement of our Certificate of Incorporation effecting certain changes as a result of a 1 to 15 reverse stock split of our common stock approved by the board of directors on September 18, 1999, and (iv) certain waivers and consents required of the Preferred Stockholders prior to our initial public offering as contemplated in certain agreements between us and our financial sponsors.

          On November 3, 1999, the rights, powers, and designations of our preferred stock were removed from the Certificate of Incorporation. Pursuant to a written Consent of Stockholders, an amendment to our Certificate of Incorporation was approved whereby 27,769,178 shares representing 50.08% of our common stock voted in favor of the resolution. As provided in the Certificate of Incorporation, upon receipt of approval of a majority of the holders in such written consent, notice of such amendment with respect to the preferred stock was delivered to stockholders whose consent had not been previously sought.

                                    PART II

ITEM 5. MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS:

MARKET INFORMATION

     Our common stock is listed on the Nasdaq National Market. Our ticker symbol is "ARCC." We completed the initial public offering of our common stock in October 1999. Prior to October 29, 1999, no established public trading market for the common stock existed.

     The following table sets forth on a per share basis, the high and low sale prices per share for our common stock as reported on the Nasdaq National Market for the periods indicated:

                                                               HIGH     LOW
                                                              ------   ------
Year ended December 31, 1999:
  Fourth quarter (from October 29, 1999)....................  $26.13   $15.12

     A recent reported last sale price of our common stock on the Nasdaq National Market is set forth on the front cover of this report.

STOCKHOLDERS

     There were approximately 291 owners of record of our common stock as of February 29, 2000. This number excludes stockholders whose stock is held in nominee or street name by brokers and we believe that we have a significantly larger number of beneficial holders of common stock.

DIVIDENDS

     We have not paid any cash dividends on our common stock since inception and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors deems relevant. In addition, our current financing arrangements effectively prohibit us from paying cash dividends for the foreseeable future.

USE OF PROCEEDS FROM REGISTERED SECURITIES

     On October 29, 1999, we completed our initial public offering of common stock. The effective date of our Registration Statement on Form S-1 (Commission File No. 333-85597) was October 28, 1999, pursuant to which we registered the offer and sale of 15,750,000 shares of common stock par value $.0001 per share, for an aggregate offering price of $283,500,000. We completed the offering, selling 16,970,550 shares of common stock for the aggregate offering price of $305,470,000, including the exercise by the underwriters of their over-allotment option to purchase an additional 1,220,550 shares of common stock at the offering price. The managing underwriters were Goldman, Sachs & Co., Merrill Lynch & Co., Donaldson Lufkin & Jenrette and Thomas Weisel Partners LLC.

     We incurred expenses of approximately $20,578,000, of which approximately $18,328,000 represented underwriting discounts and commissions and approximately $2,250,000 represented other expenses related to the offering. In addition, the shares issued to GS Capital Partners III, L.P. were deemed to be underwriting compensation by the National Association of Securities Dealers, Inc. None of the expenses incurred was paid directly or indirectly to any director or officer of our company or their associates, persons owning 10% or more of any class of equity securities of our company, or an affiliate of our company. The net offering proceeds to our company after total expenses was approximately $284,892,000.

     We have not used any of the net proceeds from the initial public offering. The net proceeds have been invested in cash, cash equivalents and short-term investments. We plan to use the proceeds for construction of in-building networks, for working capital and general corporate purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, services or products. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in our Registration Statement on Form S-1.

STOCKHOLDER PROPOSALS FOR 2000 ANNUAL MEETING

     Our first annual stockholders' meeting is scheduled for June 15, 2000. Proposals of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the annual meeting must be received at our principal executive office no later than April 10, 2000. The deadline for providing timely notice of matters that stockholders otherwise desire to introduce at the annual meeting is April 10, 2000.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA:

     The following selected consolidated statements of operations data for the period from inception (December 19, 1996) to December 31, 1997, and for the years ended December 31, 1998 and 1999, have been derived from our audited financial statements and the related notes. This data should be read in conjunction with the consolidated financial statements and the related notes thereto (see Part II, Item 8) and with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" set forth in Part II Item 7 of this report.

                                                             1997        1998         1999
                                                           --------   ----------   -----------
                                                                     (IN THOUSANDS,
                                                           EXCEPT SHARE AND PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Network services revenue.................................  $     --   $      212   $     1,870
Operating expenses:
  Network operations.....................................        80        2,358         7,682
  Selling expense........................................        --        1,623         9,296
  General and administrative expenses....................     1,348        9,736        25,981
  Depreciation and amortization..........................        10          499         2,971
  Amortization of deferred compensation..................        --           --        14,681
  Amortization of real estate access rights..............        --           --         2,036
                                                           --------   ----------   -----------
          Total operating expenses.......................     1,438       14,216        62,647
                                                           --------   ----------   -----------
Operating income (loss)..................................    (1,438)     (14,004)      (60,777)
Other income (expense)...................................       (59)        (606)        3,289
Benefit (provision) for income taxes.....................        --           --            --
                                                           --------   ----------   -----------
Net income (loss)........................................    (1,497)     (14,610)      (57,488)
Accrued dividends on preferred stock.....................        --         (452)       (6,452)
                                                           --------   ----------   -----------
Net income (loss) applicable to common stock.............  $ (1,497)  $  (15,062)  $   (63,940)
                                                           ========   ==========   ===========
Net income (loss) per common share.......................  $  (7.45)  $    (8.09)  $     (2.15)
                                                           ========   ==========   ===========
Weighted average number of shares outstanding............   201,000    1,862,000    29,736,000
                                                           ========   ==========   ===========
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents................................  $    188   $   41,371   $   152,564
Short-term investments...................................        --           --       162,013
Property and equipment, net..............................     1,250       13,005        46,577
Total assets.............................................     1,487       55,572       475,054
Total liabilities........................................     3,228        5,257        22,640
Convertible redeemable preferred stock...................        --       66,452            --
Additional paid-in capital...............................       163          375       434,930
Warrants.................................................        --           --       109,135
Stockholders' equity (deficit)...........................    (1,741)     (16,137)      452,414

     As used in the table below, EBITDA consists of net loss excluding net interest, income taxes, depreciation and amortization. EBITDA does not reflect our non-cash expenses, which we expect will increase considerably as we deploy our infrastructure. We believe that because EBITDA is a measure of financial performance that it is useful to investors as an indicator of a company's ability to fund its operations and to service or incur debt. EBITDA is not a measure calculated under generally accepted accounting principles. Other companies may calculate EBITDA differently from us. It is not an alternative to operating income as an indicator of our operating performance or an alternative to cash flows from operating activities as a measure of liquidity and investors should consider these measures as well. We do not expect to generate positive EBITDA in the near term. We anticipate that our discretionary use of EBITDA, if any, generated from our operations in the foreseeable future will be restricted by our need to build our infrastructure and expand our business. To the extent that EBITDA is available for these purposes, our requirements for outside financing will be reduced.

     The last three line items of other operating data below reflect data as of the last day of each period and do not include our work-in-progress or under contract as of those dates.

                                                             1997        1998         1999
                                                            -------   ----------   -----------
                                                                  (DOLLARS IN THOUSANDS)
OTHER OPERATING DATA:
Net cash provided by (used in) operating activities.......  $(1,229)  $  (14,420)  $   (39,152)
Net cash provided by (used in) investing activities.......  $(1,088)  $   (8,115)  $  (181,908)
Net cash provided by financing activities.................  $ 2,504   $   63,718   $   332,253
EBITDA....................................................  $(1,401)  $  (13,504)  $   (41,095)
Capital expenditures......................................  $ 1,220   $   12,032   $    36,543
Metropolitan markets served...............................       --            2   $        22
Buildings constructed.....................................       --            4   $       120
Rentable square feet in buildings constructed.............       --    2,900,000    80,000,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW

     Since our inception in December 1996, our principal activities have included developing our business plan, raising capital, hiring management and other key personnel, designing and developing our fiber-optic networks inside buildings, acquiring equipment and facilities, entering into agreements with building owners and real estate managers and beginning the deployment of our fiber-optic networks. In June 1997, we began installing our networks, and we began operating our first in-building network in January 1998. On October 29, 1999, we completed an initial public offering of 16,970,550 shares of our common stock for which we received net proceeds of approximately $285,000,000. We provide services in 22 metropolitan areas. As of December 31, 1999, we have constructed fiber-optic networks inside 120 office buildings with more than 80 million rentable square feet. Today, we have entered into agreements to install and operate our fiber-optic networks in more than 1,250 office buildings with more than 420 million rentable square feet.

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

     As a result of our development activities and the deployment of our networks, from inception to date we have incurred significant operating losses, net losses, and negative EBITDA. We expect that the continued expansion of our operations will result in increasing operating losses, net losses, and negative EBITDA. As a result of our limited operating history, prospective investors have limited operating and financial data upon which to base an evaluation of our performance and an investment in our common stock.

FACTORS AFFECTING FUTURE OPERATIONS

     Network services revenue. We generate revenue from selling broadband data, video and voice services primarily to tenants in buildings in which we own and operate our fiber-optic networks. We generally enter into long-term, non-exclusive contracts with the owners and managers of portfolios of office buildings to permit us to construct and operate these networks within their buildings. In return for the right to deploy and maintain our networks, building owners receive a modest portion of the gross revenue we generate from tenants inside their buildings. Upon completion of an in-building network, our direct sales personnel market our services to the tenants of the building. Once a customer orders our services, we generally initiate service within one to ten business days. Our customers are not generally required to purchase or maintain any equipment beyond their existing local area network.

     We currently offer:

     - ultra high-speed Internet access;

     - business-oriented television for display on the computer desktop;

     - network design and management;

     - enhanced conference calling services; and

     - other broadband data services.

     We generate the majority of our recurring revenue from subscription fees, which vary depending upon a number of factors, including the services provided, the number of desktops connected to our network and bandwidth usage volume. We generally offer services on a month-to-month contractual basis. We do not require our customers to purchase any equipment from us. We price our combination of services competitively compared to existing providers of Internet connectivity and broadband data services, such as local telephone companies and Internet service providers. Although competitive pricing is an important part of our strategy, we believe that the speed and performance of our fiber-optic networks, combined with a high level of customer care, are the keys to successfully attracting and retaining small and medium-sized business customers.

     We expect that in the short term the majority of our revenue will be derived from our Internet connectivity services. We intend to take advantage of our presence in buildings in which we operate a network and our customer relationships to market additional services to our customers. We expect these services to include bandwidth-enabled services, such as enhanced Internet voice services; full-motion, interactive, desktop-delivered video conferencing; direct access to both on-line content and business applications through industry specific portals; e-commerce and network design and management services. We also intend to take advantage of our growing market presence and brand by offering similar broadband services to our customers' branch offices and other businesses located in buildings in which we have not installed our fiber-optic networks. We believe that these additional services may generate significant incremental revenue.

     Network operations. Our network operations expenses include payments to providers of transmission capacity, costs associated with customer connections to our in-building fiber-optic networks, customer care, equipment maintenance, payments to building owners, and content licensing costs. In order to provide our services, we must connect each in-building network to a metropolitan hub via a local network and each metropolitan hub to a national network. These local and national networks are owned by unaffiliated parties. We have contracts with terms ranging from one month to five years for connections to these networks. Under these agreements, we incur fixed monthly charges for local connectivity. For national connectivity, we incur fixed monthly charges plus incremental charges based upon customer usage. In addition, if we fail to meet our minimum volume commitments for national connectivity, we may be obligated to pay penalties. In the future, we may contract for volume discounts based on the volume purchased from national connectivity providers. In the event we underestimate our need for transmission capacity, we may be required to obtain capacity through more expensive means. We expect that our connectivity costs will increase as we enter new markets and provide services for new customers. In addition, we pay usage-based calling fees in connection with our enhanced conference calling services.

     We incur expenses related to ongoing operations for customer support. We provide customer care through our Dallas-based customer care center, which is augmented by field support personnel and contracts with outside support providers for on-site customer service. Because our strategy emphasizes the importance of customer care, we expect that initially customer service will become a larger part of our ongoing expenses. Equipment maintenance costs include expenses for equipment repair and periodic servicing. Maintenance services are provided by our field operations personnel, third-party contractors and equipment vendors. In exchange for access rights from building owners, we pay building owners a modest portion of the revenue that we generate from tenants inside their buildings. The fee we pay building owners varies proportionally with revenues generated in the respective buildings. We incur both fixed and variable costs in connection with licenses related to the provisioning of enhanced communications services, such as business-oriented desktop television.

     Selling expense. Selling expense includes costs of employee salaries and commissions, marketing, advertising and promotional expenses and costs associated with leasing and operating sales demonstration centers. To attract and retain a qualified sales force, we offer our sales personnel a compensation package emphasizing commissions and stock options. We expect to incur significant selling and marketing costs as we continue to expand our sales force and penetrate our targeted markets.

     General and administrative expenses. General and administrative expenses include costs associated with corporate administration and infrastructure, billing and personnel. We are currently in the process of building and refining our new operational support systems. These systems are necessary to enter, schedule, provision and track a customer order from the point of sale to installation, testing, and service initiation. In addition, these systems will interface with our billing, collection and customer care service systems. We believe that because most of our services are currently billed on a flat-rate basis, the cost and complexity of generating and reconciling our billings is less than that with usage-based pricing models. However, as we add customers and provide more services that require usage-based billing, such as our enhanced conference calling services, we expect that billing costs will increase. Accordingly, customer billing is expected to be a significant part of our ongoing administrative expenses. We have selected a group of vendors to provide automated billing systems and other operational support systems that will either replace or be integrated with our existing systems. See "Risk Factors -- Our business will be harmed if our billing, customer service and information support systems are not successfully replaced or further developed."

     We expect that costs will increase significantly as we expand our operations and that general and administrative expenses will be a larger portion of these costs during the early stages of our business. However, we expect that our general and administrative expenses will represent a smaller percentage of our revenue as we build our customer base.

     Depreciation and amortization. Depreciation and amortization expenses include depreciation of system infrastructure, system equipment, furniture and fixtures and the amortization of leasehold improvements. We expect depreciation and amortization expenses to increase significantly as we install our fiber-optic networks in more buildings. While construction is in progress and we have outstanding debt, we capitalize related interest and we amortize the related capitalized interest over the useful life of the constructed assets.

     Amortization of deferred compensation. Amortization of deferred compensation is a result of granting stock options and issuing restricted shares to our employees with exercise prices per share treated for accounting purposes as below the fair value of our common stock at the dates of grant. We are amortizing the deferred compensation over the vesting period of the applicable option and the lapsing of the restrictions on the applicable shares.

     Amortization of real estate access rights. Amortization of real estate access rights is a result of the warrants we issued to our real estate partners. We expect that we will make similar issuances in the future. The warrant acquisition agreements impose certain performance requirements on the real estate partners for exercisability and retention of the shares underlying the warrants. The measurement date for valuing the warrants is the date(s) on which the real estate partners effectively complete their performance requirements. At the measurement date the company measures the fair value of the warrants based on the fair value of the underlying common stock. The fair value of the warrants is capitalized and amortized over the term of our agreements with our real estate partners.

     Other income (expense). Other income (expense) consists primarily of net interest income and expense. We expect interest income to increase over the short term as a result of receiving the proceeds of our initial public offering in October 1999.

     Provision for income taxes. Provision for income taxes consists of federal, state and local taxes, when applicable. We have not generated any taxable income to date and therefore have not paid or provided for any federal income taxes since inception. A full valuation allowance has been recorded on the deferred tax asset, consisting primarily of start-up costs and net operating loss carry forwards, because of the uncertainty of future operating results. We expect to generate significant net losses for the foreseeable future which should generate net operating loss carryforwards.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 1999, COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Network services revenue. Network services revenue for the year ended December 31, 1999, increased to $1,870,000 as compared to $212,000 for the year ended December 31, 1998. The increase in revenues is attributable to growth in the number of customers resulting from increased sales and marketing efforts concentrated in our networked properties and the increased penetration of our fiber-optic network into new buildings. As of December 31, 1999, our fiber-optic network was installed inside 120 buildings with more than 80 million rentable square feet as compared to December 31, 1998, when our networks were installed inside 4 buildings, with 2.9 million rentable square feet.

     Network operations. Network operations expenses were $7,682,000 for the year ended December 31, 1999, and $2,358,000 for the year ended December 31, 1998. This increase is consistent with the expansion of our fiber-optic network and resulting increase in related costs.

     Selling expense. Selling expense increased from $1,623,000 for the year ended December 31, 1998, to $9,296,000 for the year ended December 31, 1999. This increase was attributable to the continued expansion of sales and marketing efforts, including commissions, development of corporate identification, establishment of sales demonstration centers, promotional and advertising materials and hiring sales personnel.

     General and administrative expenses. General and administrative expenses were $25,981,000 for the year ended December 31, 1999, and $9,736,000 for the year ended to December 31, 1998. This increase is consistent with our development activities and is attributable to growth in number of employees we incurred in connection with building our operating infrastructure. Our number of general and administrative employees increased to 283 as of December 31, 1999, as compared to 85 at December 31, 1998.

     Depreciation and amortization. Depreciation and amortization for the year ended December 31, 1999 was $2,971,000 as compared to $499,000 for the year ended December 31, 1998. This increase was primarily due to the increase in system infrastructure and system equipment placed in service.

     Amortization of deferred compensation. Amortization of deferred compensation was $14,681,000 for the year ended December 31, 1999.

     Amortization of real estate access rights. Amortization of real estate access rights was $2,036,000 for the year ended December 31, 1999.

     Other income (expense). Other income (expense) was $3,289,000 for the year ended December 31, 1999, and $(606,000) for the year ended December 31, 1998. This change in other income (expense) is primarily due to an increase in interest income generated by the proceeds of our equity transactions.

     Provision for income taxes. For the years ended December 31, 1999 and 1998, no provision for taxes was recognized as we operated at a loss throughout both years.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO PERIOD FROM INCEPTION (DECEMBER 19,
1996) TO DECEMBER 31, 1997

     Network services revenue. Network services revenue for the year ended December 31, 1998 was $212,000. Our first fiber-optic network began operation in January 1998. Accordingly, no revenue was recognized for the period from inception to December 31, 1997. As of December 31, 1998, our fiber-optic network was installed in 4 buildings, with more than 2.9 million rentable square feet.

     Network operations. Network operations expenses were $2,358,000 for the year ended December 31, 1998 and $80,000 for the period from inception to December 31, 1997. This increase is consistent with the expansion of our fiber-optic network and resulting increase in related costs.

     Selling expense. Our selling expense for the year ended December 31, 1998 was $1,623,000. This expense was attributable to the initial deployment of our fiber-optic network and the related sales and marketing efforts, including development of our brand and logo, establishment of sales demonstration centers, promotional and advertising materials and hiring sales personnel. Consistent with the initial deployment of our network in January 1998, we had no selling expense in the period from inception to December 31, 1997.

     General and administrative expenses. General and administrative expenses were $9,736,000 for the year ended December 31, 1998 and $1,348,000 for the period from inception to December 31, 1997. This increase is consistent with our development activities and is attributable to growth in number of employees we incurred in connection with building our operating infrastructure. Our number of general and administrative employees increased to 85 as of December 31, 1998 as compared to 13 at December 31, 1997.

     Depreciation and amortization. Depreciation and amortization for the year ended December 31, 1998 was $499,000 as compared to $10,000 for the corresponding period of the prior year. This increase was attributable to the deployment of our system infrastructure and system equipment which commenced in January 1998.

     Other income (expense). Other income (expense) was $(606,000) for the year ended December 31, 1998 and $(59,000) for the period from inception to December 31, 1997. The change in other income (expense) is primarily due to an increase in interest expense as a result of increased borrowings throughout 1998.

     Provision for income taxes. For the year ended December 31, 1998 and the period from inception to December 31, 1997 no provision for taxes was recognized as we operated at a loss throughout both periods.

QUARTERLY FINANCIAL INFORMATION

     The following table sets forth certain quarterly statement of operations data for each full fiscal quarter within the two most recent fiscal years. This information has been derived from our unaudited financial statements. In the opinion of management, this unaudited information has been prepared on the same basis as the annual financial statements and includes all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with the financial statements and related notes included elsewhere this document. The operating results for any quarter are not necessarily indicative of results for any future period.

                                MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30    SEPT. 30,   DEC. 31,
                                  1998       1998       1998        1998       1999       1999       1999        1999
                                --------   --------   ---------   --------   --------   --------   ---------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Network services revenues.....  $     5    $    22     $    77    $   108    $   146    $    401   $    442    $    881
Operating income (loss).......   (1,498)    (2,680)     (4,219)    (5,607)    (5,742)    (14,589)   (16,162)    (24,284)
Net income (loss).............   (1,559)    (2,823)     (4,472)    (5,756)    (5,327)    (14,635)   (16,030)    (21,496)
Net income (loss) applicable
  to common stock.............  $(1,559)   $(2,823)    $(4,472)   $(6,208)   $(6,977)   $(16,285)  $(18,270)   $(22,408)
                                =======    =======     =======    =======    =======    ========   ========    ========
Net income (loss) per common
  share.......................  $ (6.46)   $(11.69)    $(18.56)   $  (.93)   $  (.31)   $   (.71)  $   (.68)   $   (.48)
                                =======    =======     =======    =======    =======    ========   ========    ========
Weighted average number of
  shares outstanding..........      241        241         241      6,671     22,396      22,886     26,809      46,534
                                =======    =======     =======    =======    =======    ========   ========    ========

LIQUIDITY AND CAPITAL RESOURCES

     We have required significant capital to fund the construction and installation of our fiber-optic networks within buildings and to purchase electronic equipment for installation in building and metropolitan points of presence. As of December 31, 1999, we had made capital expenditures of $49,795,000 since inception. We expect that our capital expenditures will increase substantially in future periods as we construct our networks and purchase more equipment. We will continue to seek access to additional buildings. If we are successful in gaining access to additional buildings, we will have substantial needs for additional capital for an indefinite period. We also expect to have substantial and increasing operating losses and net losses.

     In March 1999, we entered into a credit facility with Chase Manhattan Bank under which we can borrow up to $45,000,000, subject to certain conditions including having less than $12,500,000 cash available at the time of initial borrowing. We have not borrowed against the facility as of December 31, 1999 and currently do not intend to. The facility will accrue interest at one of the following or a combination of the following, at our option: (i) the bank's prime rate plus 3.5%, (ii) a base certificate of deposit rate plus 4.5%, (iii) Federal funds rate plus 4%, or (iv) an Eurodollar rate plus 4.5%. the credit facility is secured by all of our assets, except for the assets pledged in connection with our capital lease obligations. We will pay a commitment fee of 1.5% on the unused portion of the credit facility if we borrow against the facility. The facility, which extends through October 2000, contains various restrictive covenants, including the maintenance of certain financial ratios, the achievement of certain operational targets and restrictions on certain activities.

     In August 1999, we issued shares of common and preferred stock to a group of financial sponsors for approximately $17,000,000. Additionally, in August 1999, we issued shares of common and preferred stock to our real estate partners for approximately $34,000,000.

     On October 29, 1999, we completed an initial public offering of 16,970,550 shares of our common stock for which we received net proceeds of approximately $285,000,000. We intend to use more than $175,000,00 of the net proceeds from this offering for construction of in-building fiber-optic networks and the remainder for working capital and general corporate purposes, including to fund operating losses. We may also use a portion of the net proceeds to acquire or invest in complementary business, technologies, services or products. However, we currently have no material commitments or agreements with respect to any of these types of transactions.

     Simultaneous with our initial public offering our preferred stockholders converted all of their preferred stock for 6,500,000 shares of common stock. Had the conversion of preferred stock occurred at the beginning of each period, net income (loss) per common share would have been $(1.75) and $(2.23) for the years ended December 31, 1998 and 1999, respectively.

     As of December 31, 1999, the Company has entered into warrant acquisition agreements for the issuance of 7,004,000 shares of common stock. Performance obligations underlying 6,336,000 shares of common stock had been completed as of December 31, 1999. The value of these shares was $109,135,000. In connection with securing access to additional buildings subsequent to December 31, 1999, the Company entered into warrant agreements to acquire 1,130,000 shares of common stock.

     Since December 1999, we have received $65,000,000 in vendor commitments for lease financing, subject to certain conditions. As of December 31, 1999 we have financed approximately $9,169,000 of equipment additions through these lease facilities and have outstanding capital lease obligations of approximately $7,728,000.

     As of December 31, 1999, we had committed to pay approximately $4,054,000 to carriers under our existing connectivity contracts.

     As of December 31, 1999, we had cash and cash equivalents of $152,564,000 and short-term investments of $162,013,000.

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

     The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of many factors. These factors include:

     - our ability to meet our construction schedules;

     - obtaining favorable prices for purchases of equipment;

     - our ability to develop, acquire and integrate the necessary operational support systems;

     - the cost of network development in each of our markets;

     - demand for our services;

     - the nature and penetration of new services that may be offered by us;

     - regulatory changes; and

     - changes in technology and competitive developments beyond our control.

     We also expect that we will require additional financing or require financing sooner than anticipated if our current business plans change, the assumptions underlying those plans are inaccurate, or if we engage in any material acquisitions. Should we require additional capital, we may raise such capital with proceeds from public or private sales of equity and debt securities, credit facilities and other borrowings. There can be no assurance that such financing will be available on a timely basis on terms acceptable to us or at all.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK:

     Our exposure to financial market risk, including changes in interest rates and marketable equity security prices, relates primarily to our investment portfolio and to a lesser extent to our outstanding debt obligations. We typically do not attempt to reduce or hedge our market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. In addition, substantially all of our outstanding indebtedness at December 31, 1999, is fixed-rate debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

     The Consolidated Financial Statements of Allied Riser Communications Corporation are filed under this Item, beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF ALLIED RISER COMMUNICATIONS
CORPORATION:

     The information required by this Item 10 is set forth in the Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on June 15, 2000 under the headings "Proposal for Election of Directors" and "Executive Officers," which information is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION:

     The information required by this Item 11 is set forth in the Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

     The information required by this Item 12 is set forth in the Proxy Statement under the heading "Principal Stockholders and Management Ownership," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     The information required by this Item 13 is set forth in the Proxy Statement under the heading "Certain Transactions" which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

     (a) The following documents are filed as part of this report:

          1. Consolidated Financial Statements:

             Report of Independent Public Accountants

             Consolidated Balance Sheets as of December 31, 1998 and 1999

             Consolidated Statements of Operations for the Period from Inception (December 19, 1996) to December 31, 1997 and for the Years Ended December 31, 1998 and 1999

             Consolidated Statements of Stockholders' Equity (Deficit) for the Period from Inception (December 19, 1996) to December 31, 1997 and for the Years Ended December 31, 1998 and 1999

             Consolidated Statements of Cash Flows for the Period from Inception (December 19, 1996) to December 31, 1997 and for the Years Ended December 31, 1998 and 1999

             Notes to Consolidated Financial Statements

          2. Index to Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Plan of Complete Liquidation and Reorganization, dated
                            November 18, 1998 (previously filed as Exhibit 2.1 to our
                            Registration Statement on Form S-1, as amended by a Form
                            S-1/A (Amendment No. 3), Commission File No. 333-85597,
                            and incorporated herein by reference)
          3.1            -- Amended and Restated Certificate of Incorporation
                            (previously filed as Exhibit 3.1 to our Quarterly Report
                            on Form 10-Q for the quarter ended September 30, 1999,
                            filed on December 13, 1999, and incorporated herein by
                            reference)
          3.2            -- Bylaws, as amended and restated (previously filed as
                            Exhibit 3.2 to our Registration Statement on Form S-1, as
                            amended by a Form S-1/A (Amendment No. 3), Commission
                            File No. 333-85597, and incorporated herein by reference)
          4.1            -- Specimen Certificate for our common stock (previously
                            filed as Exhibit 4.1 to our Registration Statement on
                            Form S-1, as amended by a Form S-1/A (Amendment No. 3),
                            Commission File No. 333-85597, and incorporated herein by
                            reference)
          4.2            -- Specimen Certificate for our warrants (previously filed as Exhibit 4.1 to our Registration Statement on Form S-1,
                            as amended by a Form S-1/A (Amendment No. 3), Commission
                            File No. 333-85597, and incorporated herein by reference)
          4.3            -- Registration Rights Agreement, dated as of November 23,
                            1998, among Allied Riser and the stockholders named
                            therein (previously filed as Exhibit 4.3 to our
                            Registration Statement on Form S-1, as amended by a Form
                            S-1/A (Amendment No. 1), Commission File No. 333-85597,
                            and incorporated herein by reference)
          4.3.1          -- First Amendment to Registration Rights Agreement, dated as of December 30, 1998 (previously filed as Exhibit
                            4.3.1 to our Registration Statement on Form S-1, as
                            amended by a Form S-1/A (Amendment No. 1), Commission
                            File No. 333-85597, and incorporated herein by reference)
          4.3.2          -- Second Amendment to Registration Rights Agreement, dated as of August 18, 1999 (previously filed as Exhibit 4.3.2
                            to our Registration Statement on Form S-1, as amended by
                            a Form S-1/A (Amendment No. 1), Commission File No.
                            333-85597, and incorporated herein by reference)
          4.3.3          -- Third Amendment to Registration Rights Agreement, dated as of August 18, 1999 (previously filed as Exhibit 4.3.3
                            to our Registration Statement on Form S-1, as amended by
                            a Form S-1/A (Amendment No. 1), Commission File No.
                            333-85597, and incorporated herein by reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.1            -- Lease Facility, dated October 23, 1997, by and between
                            Allied Riser and Cisco Systems Capital Corporation, as
                            amended (previously filed as Exhibit 10.3 to our
                            Registration Statement on Form S-1, as amended by a Form
                            S-1/A (Amendment No. 1), Commission File No. 333-85597,
                            and incorporated herein by reference)
         10.2*           -- 1999 Amended Stock Option and Equity Incentive Plan
                            (previously filed as Exhibit 10.10 to our Registration
                            Statement on Form S-1, as amended by a Form S-1/A
                            (Amendment No. 3), Commission File No. 333-85597, and
                            incorporated herein by reference)
         10.3            -- Credit Facility, dated March 25, 1999, by and among
                            Allied Riser and The Chase Manhattan Bank, as
                            Administrative Agent, and Chase Securities Inc., as Lead
                            Arranger and Book Manager (previously filed as Exhibit
                            10.11 to our Registration Statement on Form S-1, as
                            amended by a Form S-1/A (Amendment No. 1), Commission
                            File No. 333-85597, and incorporated herein by reference)
         10.5*           -- Form of Employment Agreement (previously filed as Exhibit
                            10.1 to our Registration Statement on Form S-1, as
                            amended by a Form S-1/A (Amendment No. 3), Commission
                            File No. 333-85597, and incorporated herein by reference)
         10.6            -- Form of Lock-up Agreement (previously filed as Exhibit
                            10.2 to our Registration Statement on Form S-1, as
                            amended by a Form S-1/A (Amendment No. 3), Commission
                            File No. 333-85597, and incorporated herein by reference)
         10.7            -- Stockholders' Agreement, dated as of November 5, 1998,
                            among the stockholders listed on the signature pages
                            thereof (previously filed as Exhibit 10.4 to our
                            Registration Statement on Form S-1, as amended by a Form
                            S-1/A (Amendment No. 1), Commission File No. 333-85597,
                            and incorporated herein by reference)
         10.7.1          -- Amendment No. 1 and Joinder to Stockholders' Agreement,
                            dated November, 1998 (previously filed as Exhibit 10.4.1
                            to our Registration Statement on Form S-1, as amended by
                            a Form S-1/A (Amendment No. 1), Commission File No.
                            333-85597, and incorporated herein by reference)
         10.7.2          -- Amendment No. 2 and Joinder to Stockholders' Agreement,
                            dated December 30, 1998 (previously filed as Exhibit
                            10.4.2 to our Registration Statement on Form S-1, as
                            amended by a Form S-1/A (Amendment No. 3), Commission
                            File No. 333-85597, and incorporated herein by reference)
         10.7.3          -- Amendment No. 3 and Joinder to Stockholders' Agreement,
                            dated August 18, 1999 (previously filed as Exhibit 10.4.3
                            to our Registration Statement on Form S-1, as amended by
                            a Form S-1/A (Amendment No. 3), Commission File No.
                            333-85597, and incorporated herein by reference)
         10.7.4          -- Amendment No. 4 and Joinder to Stockholders' Agreement,
                            dated August 18, 1999 (previously filed as Exhibit 10.4.4
                            to our Registration Statement on Form S-1, as amended by
                            a Form S-1/A (Amendment No. 3), Commission File No.
                            333-85597, and incorporated herein by reference)
         10.8            -- Subscription Agreement, dated as of November 13, 1998, by and among Allied Riser and the investors listed on the
                            signature pages thereof (previously filed as Exhibit 10.5
                            to our Registration Statement on Form S-1, as amended by
                            a Form S-1/A (Amendment No. 1), Commission File No.
                            333-85597, and incorporated herein by reference)
         10.8.1          -- Amendment No. 1 to Subscription Agreement, dated as of
                            November, 1998 (previously filed as Exhibit 10.5.1 to our
                            Registration Statement on Form S-1, as amended by a Form
                            S-1/A (Amendment No. 1), Commission File No. 333-85597,
                            and incorporated herein by reference)
         10.10           -- Indemnification Agreement, dated as of November 23, 1998, by and among Allied Riser and the investors listed on the
                            signature pages thereof (previously filed as Exhibit 10.6
                            to our Registration Statement on Form S-1, as amended by
                            a Form S-1/A (Amendment No. 3), Commission File No.
                            333-85597, and incorporated herein by reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.10.1         -- Joinder to Indemnification Agreement, dated December 30,
                            1998 (previously filed as Exhibit 10.6.1 to our
                            Registration Statement on Form S-1, as amended by a Form
                            S-1/A (Amendment No. 3), Commission File No. 333-85597,
                            and incorporated herein by reference)
         10.11           -- Stockholders' Pledge Agreement, dated as of November 23,
                            1998, by and among Allied Riser and the investors listed
                            on the signature pages thereto (previously filed as
                            Exhibit 10.7 to our Registration Statement on Form S-1,
                            as amended by a Form S-1/A (Amendment No. 3), Commission
                            File No. 333-85597, and incorporated herein by reference)
         10.12           -- Series A-1 Preferred Stock and Common Stock Investment
                            Agreement, dated December 30, 1998, by and between Allied
                            Riser and Norwest Venture Partners VII, L.P. (includes
                            schedule of other 1998 Investment Agreements) (previously
                            filed as Exhibit 10.8 to our Registration Statement on
                            Form S-1, as amended by a Form S-1/A (Amendment No. 3),
                            Commission File No. 333-85597, and incorporated herein by
                            reference)
         21.1            -- List of our Principal Operating Subsidiaries
         23.1            -- Consent of Arthur Andersen LLP
         27.1            -- Financial Data Schedules

      * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

     (b) Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ALLIED RISER COMMUNICATIONS
                                            CORPORATION

                                            By:    /s/ DAVID H. CRAWFORD
                                              ----------------------------------
                                                      David H. Crawford
                                                 Chief Executive Officer and
                                                            Director

March 23, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----
                /s/ DAVID H. CRAWFORD                  Chief Executive Officer and      March 23, 2000
-----------------------------------------------------    Director (Principal
                  David H. Crawford                      Executive Officer)

                 /s/ TODD C. DOSHIER                   Chief Financial Officer          March 23, 2000
-----------------------------------------------------    (Principal Financial and
                   Todd C. Doshier                       Accounting Officer)

                  /s/ JOHN M. TODD                     Chief Operating Officer,         March 23, 2000
-----------------------------------------------------    President and Director
                    John M. Todd

                  /s/ JOHN H. DAVIS                    Chief Technology Officer,        March 23, 2000
-----------------------------------------------------    Director
                    John H. Davis

               /s/ STEPHEN W. SCHOVEE                  Director and Chairman of the     March 23, 2000
-----------------------------------------------------    Board
                 Stephen W. Schovee

                 /s/ ROD F. DAMMEYER                   Director                         March 23, 2000
-----------------------------------------------------
                   Rod F. Dammeyer

                /s/ WILLIAM J. ELSNER                  Director                         March 23, 2000
-----------------------------------------------------
                  William J. Elsner

                 /s/ R. DAVID SPRENG                   Director                         March 23, 2000
-----------------------------------------------------
                   R. David Spreng

                 /s/ JEFFREY WEITZEN                   Director                         March 23, 2000
-----------------------------------------------------
                   Jeffrey Weitzen

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----
                /s/ BLAIR P. WHITAKER                  Director                         March 23, 2000
-----------------------------------------------------
                  Blair P. Whitaker

               /s/ MARY A. WILDEROTTER                 Director                         March 23, 2000
-----------------------------------------------------
                 Mary A. Wilderotter

                /s/ WILLIAM T. WHITE                   Director                         March 23, 2000
-----------------------------------------------------
                  William T. White

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of Independent Public Accountants....................   F-2
Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................   F-3
Consolidated Statements of Operations for the Period from
  Inception (December 19, 1996) to December 31, 1997 and for
  the Years Ended December 31, 1998 and 1999................   F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  for the Period from Inception (December 19, 1996) to
  December 31, 1997 and for the Years Ended December 31,
  1998 and 1999.............................................   F-5
Consolidated Statements of Cash Flows for the Period from
  Inception (December 19, 1996) to December 31, 1997 and for
  the Years Ended December 31, 1998 and 1999................   F-6
Notes to Consolidated Financial Statements..................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Allied Riser Communications Corporation:

     We have audited the accompanying consolidated balance sheets of Allied Riser Communications Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from inception (December 19, 1996) to December 31, 1997 and for the years ended December 31, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Riser Communications Corporation and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for the period from inception (December 19, 1996) to December 31, 1997 and for the years ended December 31, 1998 and 1999, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Dallas, Texas,
January 11, 2000

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                1998       1999
                                                              --------   --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 41,371   $152,564
  Short-term investments....................................        --    162,013
  Accounts receivable, net of reserve of $2 and $19 in 1998
     and 1999, respectively.................................        20        259
  Prepaid expenses and other current assets.................       138      5,454
                                                              --------   --------
          Total current assets..............................    41,529    320,290
PROPERTY AND EQUIPMENT, net.................................    13,005     46,577
REAL ESTATE ACCESS RIGHTS, net of accumulated amortization
  of $2,036.................................................        --    107,099
OTHER ASSETS................................................     1,037      1,088
                                                              --------   --------
          Total assets......................................  $ 55,571   $475,054
                                                              ========   ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable..........................................  $    272   $  2,817
  Accrued liabilities.......................................     2,842     12,095
  Current maturities of capital lease obligations...........       722      3,049
                                                              --------   --------
          Total current liabilities.........................     3,836     17,961
CAPITAL LEASE OBLIGATIONS, net of current maturities........     1,420      4,679
                                                              --------   --------
          Total liabilities.................................     5,256     22,640
COMMITMENTS AND CONTINGENCIES
CONVERTIBLE REDEEMABLE PREFERRED STOCK, $.0001 par value,
  100,000 shares authorized, Series A, 66 shares issued and
  outstanding in 1998, (aggregate redemption of $66,452)....    66,452         --
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.0001 par value, 1,000,000,000 shares
     authorized, 25,716,000 and 56,569,000 (net of 96,000
     treasury shares) shares issued and outstanding in 1998
     and 1999, respectively.................................         3          6
  Additional paid-in capital................................       375    434,930
  Warrants, authorizing the issuance of 6,336,000 shares....        --    109,135
  Deferred compensation.....................................        --    (17,654)
  Accumulated deficit.......................................   (16,515)   (74,003)
                                                              --------   --------
          Total stockholders' equity (deficit)..............   (16,137)   452,414
                                                              --------   --------
          Total liabilities and stockholders' equity
           (deficit)........................................  $ 55,571   $475,054
                                                              ========   ========

   The accompanying notes are an integral part of these consolidated balance sheets.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1996) TO
      DECEMBER 31, 1997 AND FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               1997       1998         1999
                                                              -------   ---------   ----------
NETWORK SERVICES REVENUE....................................  $    --   $     212   $    1,870
OPERATING EXPENSES:
  Network operations........................................       80       2,358        7,682
  Selling expense...........................................       --       1,623        9,296
  General and administrative expenses.......................    1,348       9,736       25,981
  Depreciation and amortization.............................       10         499        2,971
  Amortization of real estate access rights.................       --          --        2,036
  Amortization of deferred compensation.....................       --          --       14,681
                                                              -------   ---------   ----------
          Total operating expenses..........................    1,438      14,216       62,647
                                                              -------   ---------   ----------
OPERATING INCOME (LOSS).....................................   (1,438)    (14,004)     (60,777)
                                                              -------   ---------   ----------
OTHER INCOME (EXPENSE):
  Interest expense..........................................     (123)       (724)      (1,275)
  Interest income...........................................       37         117        4,570
  Other income, net.........................................       27           1           (6)
                                                              -------   ---------   ----------
          Total other income (expense)......................      (59)       (606)       3,289
                                                              -------   ---------   ----------
INCOME (LOSS) BEFORE INCOME TAXES...........................   (1,497)    (14,610)     (57,488)
PROVISION FOR INCOME TAXES..................................       --          --           --
                                                              -------   ---------   ----------
NET INCOME (LOSS)...........................................   (1,497)    (14,610)     (57,488)
ACCRUED DIVIDENDS ON PREFERRED STOCK........................       --        (452)      (6,452)
                                                              -------   ---------   ----------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK................  $(1,497)  $ (15,062)  $  (63,940)
                                                              =======   =========   ==========
NET INCOME (LOSS) PER COMMON SHARE..........................  $ (7.45)  $   (8.09)  $    (2.15)
                                                              =======   =========   ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING...............  201,000   1,862,000   29,736,000
                                                              =======   =========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
     FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1996) TO DECEMBER 31, 1997
               AND FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                    COMMON STOCK                          WARRANTS
                                 -------------------   ADDITIONAL   --------------------
                                   NUMBER               PAID-IN      NUMBER                  DEFERRED     ACCUMULATED
                                 OF SHARES    AMOUNT    CAPITAL     OF SHARES    AMOUNT    COMPENSATION     DEFICIT      TOTAL
                                 ----------   ------   ----------   ---------   --------   ------------   -----------   --------
BALANCE, December 19, 1996
  (date of inception)..........          --    $ --     $     --           --   $     --     $     --      $     --     $     --
Issuance of common stock in
  conjunction with merger......     200,000      --          157           --         --           --          (408)        (251)
  Issuance of common stock.....      41,000      --            6           --         --           --            --            6
  Net income (loss)............          --      --           --           --         --           --        (1,497)      (1,497)
                                 ----------    ----     --------    ---------   --------     --------      --------     --------
BALANCE, December 31, 1997.....     241,000      --          163           --         --           --        (1,905)      (1,742)
  Issuance of common stock, net
    of issuance costs..........  25,475,000       3         (316)          --         --           --            --         (313)
  Capital contribution.........          --      --          980           --         --                                     980
  Accrued cumulative dividends
    on preferred stock.........          --      --         (452)          --         --           --            --         (452)
  Net income (loss)............          --      --           --           --         --           --       (14,610)     (14,610)
                                 ----------    ----     --------    ---------   --------     --------      --------     --------
BALANCE, December 31, 1998.....  25,716,000       3          375           --         --           --       (16,515)     (16,137)
  Issuance of common stock, net
    of stock repurchases and
    issuance costs.............  24,353,000       2      284,768           --         --           --            --      284,770
  Conversion of Preferred
    Stock......................   6,500,000       1      123,904           --         --           --            --      123,905
  Issuance of warrants.........          --      --           --    6,336,000    109,135           --            --      109,135
  Accrued cumulative dividends
    on preferred stock.........          --      --       (6,452)          --         --           --            --       (6,452)
  Deferred compensation........          --      --       32,335           --         --      (32,335)           --           --
  Amortization of deferred
    compensation...............          --      --           --           --         --       14,681            --       14,681
  Net income (loss)............          --      --           --           --         --           --       (57,488)     (57,488)
                                 ----------    ----     --------    ---------   --------     --------      --------     --------
BALANCE, December 31, 1999.....  56,569,000    $  6     $434,930    6,336,000   $109,135     $(17,654)     $(74,003)    $452,414
                                 ==========    ====     ========    =========   ========     ========      ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1996) TO DECEMBER 31, 1997
               AND FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999
                                 (IN THOUSANDS)

                                                               1997       1998       1999
                                                              -------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(1,497)  $(14,610)  $(57,488)
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities...........................
     Depreciation and amortization..........................       10        499     19,688
     Changes in assets and liabilities --
       Increase in accounts receivable, net.................       --        (20)      (239)
       Increase in prepaid expenses and other current
          assets............................................       (3)      (128)    (5,316)
       (Increase) decrease in other assets..................      (44)      (992)     1,299
       Increase in accounts payable and accrued
          liabilities.......................................      306        831      2,904
                                                              -------   --------   --------
          Net cash used in operating activities.............   (1,228)   (14,420)   (39,152)
                                                              -------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments, net..................       --         --   (162,013)
  Purchases of property and equipment.......................   (1,261)    (8,115)   (19,895)
  Cash received in merger and liquidation of assets.........      173         --         --
                                                              -------   --------   --------
          Net cash used in investing activities.............   (1,088)    (8,115)  (181,908)
                                                              -------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt........................................    2,666     15,100         --
  Payments of debt..........................................     (168)   (17,668)        --
  Payments on capital lease obligations.....................       --       (373)    (2,167)
  Credit facility origination fee...........................       --         --     (1,350)
  Capital contribution......................................       --        980         --
  Proceeds from issuance of common stock, net of issuance
     costs..................................................        6       (321)   284,770
  Proceeds from issuance of preferred stock.................       --     66,000     51,000
                                                              -------   --------   --------
          Net cash provided by financing activities.........    2,504     63,718    332,253
                                                              -------   --------   --------
INCREASE IN CASH AND CASH EQUIVALENTS.......................      188     41,183    111,193
CASH AND CASH EQUIVALENTS, beginning of period..............       --        188     41,371
                                                              -------   --------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $   188   $ 41,371   $152,564
                                                              =======   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION:

     Allied Riser Communications Corporation ("ARC Corporation") (collectively including all predecessors, the "Company") is a facilities-based provider of broadband data, video, and voice communications services to small-and-medium-sized businesses in major metropolitan areas in the United States. The Company's services, which include ultra high-speed Internet access, business-oriented television for display on the computer desktop, and Internet-enhanced voice conferencing calling services, among others, are typically delivered to the Company's customers over its own fiber-optic network built inside multi-tenant commercial office buildings. In addition to selling services to the commercial tenants of buildings in which the Company owns and operates these advanced communications networks, the Company leverages its market presence and brand by offering end-to-end connectivity on a resold basis to businesses located outside these buildings.

     Since its inception on December 19, 1996, the Company's principal activities have included developing its business plans, procuring governmental authorizations, raising capital, hiring management and other key personnel, working on the design and development of its high capacity fiber-optic networks, acquiring equipment and facilities, and negotiating interconnection agreements. Accordingly, the Company has incurred operating losses and operating cash flow deficits.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION

     The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash and marketable securities with original maturities of three months or less.

SHORT-TERM INVESTMENTS

     Short-term investments consist primarily of U.S. government and corporate fixed income securities with original maturities at date of purchase beyond three months and less than twelve months. Such short-term investments are carried at their accreted value as the Company intends to hold these securities to maturity. Also included in short-term investments are corporate fixed income securities with original maturities beyond twelve months for which management will exercise its redemption provision within the next twelve months, these securities comprise of less than 2% of total short-term investments. Unrealized gains and loses on these securities are not significant. As of December 31, 1999, investments are carried at their original cost, which approximates fair value.

LONG-LIVED ASSETS

  Property and Equipment

     Property and equipment are stated at cost and depreciated once placed in service using the straight-line method. Interest is capitalized during the construction period of system infrastructure based on the rates applicable to borrowings outstanding during the period. Equipment held under capital lease obligations is amortized over the estimated useful life of the asset. Equipment held under capital lease obligations amounted to approximately $2,453,000 and $9,169,000 net of accumulated amortization of approximately $62,000 and $1,100,000, for the years ended December 31, 1998 and 1999, respectively. Repair and maintenance costs are expensed as incurred.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

  Real Estate Access Rights

     The Company has issued warrants to its real estate partners in conjunction with gaining real estate access rights. The warrants and the rights associated with the warrants may be adjusted if certain telecommunication license agreements are not executed in accordance with the parameters outlined in the warrant acquisition agreements. Accordingly, the measurement date for the warrants is the date(s) on which the telecommunications license agreements are signed and the real estate partners effectively complete their performance element of the agreement. At the measurement date, the Company measures the fair value of the warrants based on the fair value of the underlying common stock. As the terms of the warrant allow the holder to acquire shares of common stock without any additional consideration, the fair value of the warrants are equivalent to the fair value of the common stock. This asset is amortized over the term of the related telecommunications license agreement.

  Realization of Long-Lived Assets

     The Company periodically evaluates its long-lived assets, including property and equipment and real estate access rights, to determine whether events or changes in circumstances have occurred that indicate the remaining asset balances may not be recoverable and an impairment loss should be recorded. Recoverability of assets is measured by comparing the carrying amount of an asset to the undiscounted future cash flows estimated to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

TREASURY STOCK

     Pursuant to a stockholders' agreement, the Company periodically repurchases shares of the Company's common stock. Shares repurchased are accounted for under the cost method.

REVENUE RECOGNITION

     Network services revenue includes broadband data, video, voice communication, and installation services. Broadband data and video are subscription-based services generally provided to customers under month-to-month contracts. Voice communications and installation services are usage-based services. Installation service fees are nonrecurring fees for access to our network. To date, such installation revenues have not exceeded the direct costs of installation. Revenues are recognized in the month in which the services are provided. All expenses related to services provided are recognized as incurred.

NETWORK OPERATIONS

     Network operations include payments to providers of transmission capacity, costs associated with customer care, customer installations, equipment maintenance, payments to building owners, and content licensing costs. Costs are expensed as incurred.

SELLING EXPENSE

     Selling expense includes employee salaries and commissions, marketing, advertising, and promotional expenses and costs associated with leasing and operating sales demonstration centers.

INCOME TAXES

     Deferred income tax assets and liabilities are recorded for the differences between the tax and financial reporting basis of the assets and liabilities and are based on the enacted income tax rates which are expected to

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES be in effect in the period in which the difference is expected to be settled or realized. A change in tax laws would result in adjustments to the deferred tax assets and liabilities.

NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS 128). SFAS 128 requires a presentation of basic EPS and diluted EPS. Basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock.

     Shares issued to employees subject to repurchase by the Company are not included in the weighted average number of common shares outstanding for the period. Options and warrants to purchase 1,406,000 and 6,336,000 shares of common stock, respectively, were outstanding at December 31, 1999.

     Diluted EPS are not presented as all potentially dilutive securities would be antidilutive, due to the net loss incurred for the period from inception, December 19, 1996, through December 31, 1997 and for the years ended December 31, 1998 and 1999.

SEGMENTS

     The Company's chief operating decision maker evaluates performance based upon underlying information of the Company as a whole. There are no additional reporting segments.

USE OF ESTIMATES IN FINANCIAL STATEMENTS

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from those estimates.

RECLASSIFICATIONS

     Certain 1997 and 1998 balances have been reclassified to conform to the current year presentation.

3. SUPPLEMENTAL CASH FLOW DISCLOSURES:

                                                                      DECEMBER 31,
                                                           -----------------------------------
                                                            1997        1998          1999
                                                           -------   ----------   ------------
Cash paid for interest...................................  $12,000   $  113,000   $    569,000
Noncash investing and financing activities --
  Equipment acquired under capital leases................       --   $2,515,000   $  7,754,000
  Accrued dividends on preferred stock...................       --   $  452,000   $  6,452,000
  Accrued property and equipment additions...............       --   $1,623,000   $  8,895,000
  Warrants issued........................................       --           --   $109,135,000
  Conversion of preferred stock..........................       --           --   $123,904,000

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

4. PROPERTY AND EQUIPMENT:

     Property and equipment as of December 31, consist of the following:

                                                    AVERAGE
                                                   ESTIMATED
                                                    USEFUL
                                                     LIVES
                                                    (YEARS)       1998          1999
                                                   ---------   -----------   -----------
Office equipment and information systems.........      4       $ 1,945,000   $13,789,000
Furniture and fixtures...........................      7            72,000     2,207,000
Leasehold improvements...........................      5           451,000     1,768,000
System infrastructure............................     10         2,421,000     9,028,000
System equipment.................................      5         2,240,000     7,180,000
Construction-in-progress.........................                6,386,000    16,062,000
                                                               -----------   -----------
                                                                13,515,000    50,034,000
Less --
  Accumulated depreciation and amortization......                 (510,000)   (3,457,000)
                                                               -----------   -----------
Property and equipment, net......................              $13,005,000   $46,577,000
                                                               ===========   ===========

Capitalized interest for the year ended December 31, 1998 was approximately $221,000.

5. ACCRUED LIABILITIES:

     Accrued liabilities as of December 31 consist of the following:

                                                                 1998         1999
                                                              ----------   -----------
Property and equipment additions............................  $1,752,000   $10,518,000
General operating expenses..................................     285,000       661,000
Rent........................................................     264,000       203,000
Taxes.......................................................     246,000       301,000
Other.......................................................     296,000       412,000
                                                              ----------   -----------
                                                              $2,843,000   $12,095,000
                                                              ==========   ===========

6. DEBT:

     On May 16, 1997, the Company entered into a credit agreement with an investor to finance the initial network installation and other general corporate purposes for $2,500,000, which was increased during 1998 to a total aggregate amount of $14,000,000. In May 1998, a building owner advanced the Company $3,600,000 for the construction of certain infrastructure in buildings. The Company repaid both outstanding balances on November 23, 1998.

     Accrued interest totaling $980,000 was contributed by both the investor and building owner. As both are related parties of the Company, the contribution was accounted for as a capital transaction and included in the accompanying consolidated statements of stockholders' equity (deficit).

     On May 29, 1997, the Company issued a $76,000 promissory note to a bank. The note was paid off in November 1998 in conjunction with the Company's equity funding. (See Note 8.)

     In March 1999, the Company entered into a credit facility under which the Company can borrow up to $45,000,000 subject to certain conditions including having less than $12,500,000 cash available at the time of initial borrowing. The credit facility will accrue interest and is secured by all of the Company's assets, except

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES for the assets pledged in connection with the Company's capital lease obligations. The Company paid an origination fee of $1,350,000, which is being amortized to interest expense over the term of the agreement. The Company pays a commitment fee of 1.5% on the unused portion of the credit facility once the facility is initially borrowed against. The credit facility, which extends through October 2000, contains various restrictive covenants, including the maintenance of certain financial ratios, the achievement of certain operation targets and restrictions on certain activities. The Company has not borrowed under this facility as of December 31, 1999.

7. COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

     The Company has entered into various operating lease agreements, with expirations through 2006, for leased space and equipment. Future minimum lease obligations as of December 31, 1999, related to the Company's operating leases are as follows:

2000...................................................   $ 5,162,000
2001...................................................     5,494,000
2002...................................................     5,517,000
2003...................................................     5,349,000
2004...................................................     3,257,000
Thereafter.............................................     1,248,000
                                                          -----------
          Total minimum lease obligations..............   $26,027,000
                                                          ===========

     Total rent expense for the period from inception (December 19, 1996) to December 31, 1997 and for the years ended December 31, 1998 and 1999, was approximately $94,000, $586,000 and $1,946,000, respectively.

CAPITAL LEASES

     The Company has entered into various capital leases for equipment. Since December 1999, the Company has received $65,000,000 in vendor commitments for lease financing, subject to certain conditions. Future minimum lease obligations as of December 31, 1999, related to the Company's capital leases are as follows:

2000...................................................   $ 3,635,000
2001...................................................     3,550,000
2002...................................................     1,476,000
Thereafter.............................................            --
                                                          -----------
          Total minimum lease obligations..............     8,661,000
Less -- Amounts representing interest..................      (933,000)
                                                          -----------
Present value of minimum lease obligations.............     7,728,000
Current maturities.....................................    (3,049,000)
                                                          -----------
Capital lease obligations, net of current maturities...   $ 4,679,000
                                                          ===========

CONNECTIVITY CONTRACTS

     In order to provide its services, the Company must connect each intra-building network to a local network and each metropolitan point of presence to a national fiber-optic connection. The Company has secured contracts that range from monthly to five years for local transport and up to three years for national inter-city transport. The Company incurs fixed monthly charges for local connectivity. For national connectivity, the Company incurs fixed monthly charges plus incremental charges for customer usage above a certain volume.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

In addition, in the event the Company fails to meet its minimum volume commitments for national connectivity, it may be obligated to pay underutilization charges.

     Future minimum obligations as of December 31, 1999, related to the Company's connectivity contracts are as follows:

2000....................................................   $3,188,000
2001....................................................      394,000
2002....................................................      260,000
2003....................................................      204,000
2004....................................................        8,000
                                                           ----------
          Total minimum lease obligations...............   $4,054,000
                                                           ==========

LITIGATION

     The Company is involved in certain litigation arising in the ordinary course of business. Management believes that such litigation will be resolved without material effect on the Company's financial position or results of operations.

8. EQUITY:

     ARC Corporation was incorporated on November 2, 1998, as a Delaware corporation. Immediately following its incorporation, a reorganization of its predecessor, RCH Holdings, Inc. ("RCH"), occurred. The wholly owned subsidiaries of RCH, Allied Riser Communications, Inc. ("ARC"), a Texas corporation, and Carrier Direct, Inc.("Carrier Direct"), a Texas corporation, distributed their assets and liabilities to RCH in a complete liquidation and dissolution. Thereafter, RCH transferred all of its assets and liabilities to ARC Corporation in exchange for shares of common stock. ARC Corporation then contributed the assets and liabilities acquired to its wholly owned subsidiary, Allied Riser Operations Corporation, a Delaware corporation.

COMMON STOCK

     On December 19, 1996, RCH was incorporated and purchased 100% of the outstanding common stock of two newly formed corporations, ARC (formerly RiserCorp, Inc.) and Carrier Direct. On February 14, 1997, DPI Technology Resources, Inc. (DPI Tech) and Digital Packet Interface Solutions, Inc. (DPI), merged into RCH and exchanged all outstanding stock for 200,000 shares of RCH. Cash received in the merger and as a result of the liquidation of assets amounted to $173,000.

     In early 1997, after the formation of RCH and the merger described above, RCH sold approximately 41,000 shares to executives and various other related parties.

     In conjunction with the reorganization described above, RCH transferred all of its assets and liabilities to the Company in exchange for approximately 3,496,000 shares of ARC Corporation common stock. Certain of these shares are subject to vesting as described in Note 9.

     Pursuant to an investment agreement dated November 23, 1998 and in connection with a preferred investment (see below), the Company issued to a group of investors approximately 13,270,000 shares of common stock for $.0015 per share and approximately 7,291,000 shares of common stock for $.0015 per share to a second group of investors in December 1998.

     In April 1999, the Company issued 125,000 shares of common stock as settlement for consulting services previously received.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     In August 1999, the Company issued 6,059,000 shares of common stock to a group of financial sponsors and to real estate partners in connections with a preferred investment. (See below.)

     On October 29, 1999, the Company raised gross proceeds of approximately $305,470,000 in its initial public offering. The Company sold 16,970,550 shares of common stock at a price of $18 per share.

PREFERRED STOCK

     In November and December 1998, the Company issued to groups of investors, 41 and 25 shares of Series A convertible redeemable preferred stock, for $41,000,000 and $25,000,000 in cash, respectively.

     In August 1999, the Company issued 17 shares of Series B preferred stock to a group of financial sponsors and 34 shares of Series B preferred stock to real estate partners and their affiliates for approximately $51,000,000 in cash.

     The shareholders of the preferred stock were entitled to certain rights including: redemption, conversion, dividends, and liquidation preference, as defined in the investment agreement. As a result of the redemption provision, the preferred stock was classified outside of stockholder's equity (deficit).

     Simultaneous with the Company's initial public offering and pursuant to contractual agreements with the preferred stockholders, all of the outstanding shares of preferred stock were converted into 6,500,000 shares of common stock. Upon the conversion, accrued dividends of $6,904,000 on the preferred stock were waived and recorded as a contribution to capital.

WARRANTS

     The Company has issued and plans to continue to issue warrants to acquire shares of common stock to real estate partners and their affiliates in exchange for the right to install its fiber optic networks in these real estate entities' buildings. The warrants are exercisable upon the occurrence of certain events, as defined in the warrant acquisition agreements.

     The warrants and the rights associated with the warrants may be adjusted if certain telecommunication license agreements are not executed in accordance with the parameters outlined in the warrant acquisition agreements. Accordingly, the measurement date for the warrants is the date on which the telecommunications license agreements are signed, as defined, and the real estate partners effectively complete their performance element of the agreement. At the measurement date, the Company will measure the fair value of the warrants based on the fair value of the underlying common stock.

     As of December 31, 1999, the Company has entered into warrant acquisition agreements for the issuance of 7,004,000 shares of common stock. Performance obligations underlying 6,336,000 shares of common stock had been completed as of December 31, 1999. The value of these shares was $109,135,000.

9. EMPLOYEE STOCK COMPENSATION:

RESTRICTED STOCK AWARDS

     During 1998 and early 1999, the Company issued approximately 5,755,000 shares of common stock to management, current and former employees and non-employee shareholders for $.0015 per share. With respect to the stockholders who are employees of the Company, subscription agreements provide that the shares shall be restricted, non-transferable, and subject to repurchase by the Company until vested. Upon issuance of the shares to the employees in 1998, certain shares were vested based on employees' prior service with the Company. Unvested shares vest over four years in equal monthly installments commencing upon their issuance. Pursuant to contractual arrangements, vesting of shares may accelerate upon the occurrence of a qualifying business combination or a combination of a qualifying business combination and termination of

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES employment without cause. The accelerated vesting provisions differ based upon the employee's position with the Company. There are no accelerated vesting provisions related to performance criteria. Upon the resignation or termination of an employee subscriber for any reason, all unvested shares will be subject to repurchase by the Company at the price paid by the employee.

     The vesting schedule for the shares that have been issued or subscribed through December 31, 1999, for the years ending is:

1999......................................................  1,569,000
2000......................................................    977,000
2001......................................................    869,000
2002......................................................    810,000
2003......................................................    144,000

1999 PLAN

     Effective June 1, 1999, the Company adopted the 1999 Amended and Restated Stock Option and Equity Incentive Plan (the "1999 Plan") under which 5,000,000 shares of common stock, subject to adjustment, are available for award to employees, officers, directors, or consultants. Pursuant to the 1999 Plan, the Company's board of directors may grant stock options, stock appreciation rights, restricted shares, deferred shares and certain tax offset payments. The terms of any particular grant, including any performance-based requirements, vesting terms and other restrictions are determined by the Board or by the Compensation Committee of the Board. The exercise price of nonstatutory options may be above, at or below fair market value of the common stock on the grant date. The exercise price of incentive stock options must not be less than the fair market value. The exercise period of options may be set by the Board or the Committee but may not exceed ten years for incentive stock options.

     During June 1999, the Company granted 347,000 stock options to employees. Each of the options granted included a provision for exercise through July 26, 1999. All options were exercised prior to that date. Shares issued upon the exercise of the stock options were restricted and shall vest on a monthly basis over a four year period.

     The Company accounts for stock options and other employee awards under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost for the 1999 Plan been determined based on the fair value of the options as of the grant dates, consistent with the method prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) applicable to common stock and net income (loss) per common share would have resulted in the pro forma amounts indicated below. The Company utilized the following assumptions in calculating the estimated fair value of each option on the date of grant, using the Black-Scholes Option-Pricing model: dividend yield of 0%, expected volatility of 106.7%, expected lives of six years, and a risk-free interest rate ranging from 4.9% to 5.7%. The weighted average fair value of options granted is $13.25 for the year ended December 31, 1999.

                                                             1999
                                                         ------------
Net income (loss):
  As reported..........................................  $(63,940,000)
  Pro forma............................................   (66,167,000)
Net income (loss) per common share:
  As reported..........................................  $      (2.15)
  Pro forma............................................         (2.23)

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     The following table summarizes stock option activity for the year ended December 31, 1999:

                                                                WEIGHTED AVERAGE
                                                     SHARES      EXERCISE PRICE
                                                    ---------   ----------------
Outstanding, beginning of year....................         --        $   --
  Granted.........................................  1,775,071          9.37
  Exercised.......................................   (347,442)        .0015
  Forfeited.......................................    (22,034)         9.12
                                                    ---------
Outstanding, end of year..........................  1,405,595         11.69
                                                    =========
Exercisable, end of year..........................         --            --

COMPENSATION CHARGE

     As discussed in Note 8, the Company completed an initial public offering of its securities on October 29, 1999. As the estimated fair market value of the Company's common stock (as implied by the IPO price) exceeded management's determination of fair value on the date of each stock issuance on the stock option and restricted stock grant date, the Company has recognized a compensation charge of $32,335,000 at December 31, 1999, of which $17,654,000 is being deferred and amortized over the remaining employee service period.

10. INCOME TAXES:

     The provision for income taxes for the period from inception (December 19, 1996) to December 31, 1997 and the years ended December 31, 1998 and 1999 consist of the following:

                                                              1997   1998   1999
                                                              ----   ----   ----
Current.....................................................  $--    $--    $--
Deferred....................................................   --     --     --
                                                              ---    ---    ---
          Total.............................................  $--    $--    $--
                                                              ===    ===    ===

     The differences between the statutory federal income tax rates and the Company's effective income tax rate for the years ended December 31, are as follows:

                                                              1997     1998     1999
                                                              -----    -----    -----
Computed statutory tax expense..............................  (34.0)%  (34.0)%  (34.0)%
Deferred compensation.......................................     --       --      8.7%
Other nondeductible expenses................................    0.3%     0.1%     0.1%
Non-book income.............................................     --      2.3%      --
Valuation allowance.........................................   33.7%    31.6%    25.2%
                                                              -----    -----    -----
                                                                 --       --       --
                                                              =====    =====    =====

     Deferred taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as incurred by tax laws and regulations.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     The following table discloses the components of the deferred tax amounts at December 31:

                                                               1998           1999
                                                            -----------   ------------
Deferred tax assets --
  Temporary difference for basis in and depreciation of
     property and equipment...............................  $   158,000   $    674,000
  Start-up costs..........................................    3,896,000      3,104,000
  Real estate access rights...............................           --        692,000
  Net operating loss......................................      812,000     14,846,000
  Other...................................................       76,000         98,000
                                                            -----------   ------------
          Total deferred tax assets.......................    4,942,000     19,414,000
Deferred tax liability....................................           --             --
                                                            -----------   ------------
Net deferred tax asset....................................    4,942,000     19,414,000
Less -- Valuation allowance...............................   (4,942,000)   (19,414,000)
                                                            -----------   ------------
          Net deferred tax amount.........................  $        --   $         --
                                                            ===========   ============

     The Company had approximately $44,233,000 of net operating loss carryforward for federal income tax purposes at December 31, 1999. The net operating loss carryforward will expire in the years 2018 and 2019 if not previously utilized. Under existing income tax law, all operating expenses incurred prior to a company commencing its principal operations are capitalized and amortized over a five-year period for tax purposes. On November 23, 1998, the Company commenced its principal operations for tax purposes and no longer capitalizes operating expenses as start-up costs.

     A valuation allowance must be provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has decided to record this allowance due to the uncertainty of future operating results. In subsequent periods, the Company may reduce the valuation allowance, provided that utilization of the deferred tax asset is more likely than not, as defined by SFAS No. 109, "Accounting for Income Taxes."

11. RELATED PARTIES:

     The Company has entered into telecommunications license agreements with numerous property owners and managers to obtain access to and the right to install and operate its networks in their buildings. Most of these property owners and managers received warrants in connection with this access and nine of these entities purchased the Company's equity (see Note 8). In accordance with the telecommunications license agreements, the Company pays fees which varies proportionally (above a fixed minimum) with revenues generated in the respective buildings to these owners. The Company paid $0, $350 and $132,000 for the years ended December 31, 1997, 1998 and 1999, respectively, pursuant to this obligation.

     One of the Company's initial investors also has various interest in entities from which the Company periodically purchases fiber optic cable and other materials and has historically purchased insurance and legal services. During 1999, the Company spent $2,451,000 on fiber optic cable and materials and $192,000 on insurance and legal services with these entities.

     One of the underwriters for the initial public offering described in Note 8 provides financial advisory and consulting services to the Company. Affiliates of this entity own common stock and warrants of the Company.

12. SUBSEQUENT EVENTS

     In connection with securing access to additional buildings subsequent to December 31, 1999, the Company entered into warrant acquisition agreements for the issuance of 1,130,000 shares of common stock. These warrants will be accounted for in the same manner as the warrants described in Note 8.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Plan of Complete Liquidation and Reorganization, dated
                            November 18, 1998 (previously filed as Exhibit 2.1 to our
                            Registration Statement on Form S-1, as amended by a Form
                            S-1/A (Amendment No. 3), Commission File No. 333-85597,
                            and incorporated herein by reference)
          3.1            -- Amended and Restated Certificate of Incorporation
                            (previously filed as Exhibit 3.1 to our Quarterly Report
                            on Form 10-Q for the quarter ended September 30, 1999,
                            filed on December 13, 1999, and incorporated herein by
                            reference)
          3.2            -- Bylaws, as amended and restated (previously filed as
                            Exhibit 3.2 to our Registration Statement on Form S-1, as
                            amended by a Form S-1/A (Amendment No. 3), Commission
                            File No. 333-85597, and incorporated herein by reference)
          4.1            -- Specimen Certificate for our common stock (previously
                            filed as Exhibit 4.1 to our Registration Statement on
                            Form S-1, as amended by a Form S-1/A (Amendment No. 3),
                            Commission File No. 333-85597, and incorporated herein by
                            reference)
          4.2            -- Specimen Certificate for our warrants (previously filed as Exhibit 4.1 to our Registration Statement on Form S-1,
                            as amended by a Form S-1/A (Amendment No. 3), Commission
                            File No. 333-85597, and incorporated herein by reference)
          4.3            -- Registration Rights Agreement, dated as of November 23,
                            1998, among Allied Riser and the stockholders named
                            therein (previously filed as Exhibit 4.3 to our
                            Registration Statement on Form S-1, as amended by a Form
                            S-1/A (Amendment No. 1), Commission File No. 333-85597,
                            and incorporated herein by reference)
          4.3.1          -- First Amendment to Registration Rights Agreement, dated as of December 30, 1998 (previously filed as Exhibit
                            4.3.1 to our Registration Statement on Form S-1, as
                            amended by a Form S-1/A (Amendment No. 1), Commission
                            File No. 333-85597, and incorporated herein by reference)
          4.3.2          -- Second Amendment to Registration Rights Agreement, dated as of August 18, 1999 (previously filed as Exhibit 4.3.2
                            to our Registration Statement on Form S-1, as amended by
                            a Form S-1/A (Amendment No. 1), Commission File No.
                            333-85597, and incorporated herein by reference)
          4.3.3          -- Third Amendment to Registration Rights Agreement, dated as of August 18, 1999 (previously filed as Exhibit 4.3.3
                            to our Registration Statement on Form S-1, as amended by
                            a Form S-1/A (Amendment No. 1), Commission File No.
                            333-85597, and incorporated herein by reference)
         10.1            -- Lease Facility, dated October 23, 1997, by and between
                            Allied Riser and Cisco Systems Capital Corporation, as
                            amended (previously filed as Exhibit 10.3 to our
                            Registration Statement on Form S-1, as amended by a Form
                            S-1/A (Amendment No. 1), Commission File No. 333-85597,
                            and incorporated herein by reference)
         10.2*           -- 1999 Amended Stock Option and Equity Incentive Plan
                            (previously filed as Exhibit 10.10 to our Registration
                            Statement on Form S-1, as amended by a Form S-1/A
                            (Amendment No. 3), Commission File No. 333-85597, and
                            incorporated herein by reference)
         10.3            -- Credit Facility, dated March 25, 1999, by and among
                            Allied Riser and The Chase Manhattan Bank, as
                            Administrative Agent, and Chase Securities Inc., as Lead
                            Arranger and Book Manager (previously filed as Exhibit
                            10.11 to our Registration Statement on Form S-1, as
                            amended by a Form S-1/A (Amendment No. 1), Commission
                            File No. 333-85597, and incorporated herein by reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.5*           -- Form of Employment Agreement (previously filed as Exhibit
                            10.1 to our Registration Statement on Form S-1, as
                            amended by a Form S-1/A (Amendment No. 3), Commission
                            File No. 333-85597, and incorporated herein by reference)
         10.6            -- Form of Lock-up Agreement (previously filed as Exhibit
                            10.2 to our Registration Statement on Form S-1, as
                            amended by a Form S-1/A (Amendment No. 3), Commission
                            File No. 333-85597, and incorporated herein by reference)
         10.7            -- Stockholders' Agreement, dated as of November 5, 1998,
                            among the stockholders listed on the signature pages
                            thereof (previously filed as Exhibit 10.4 to our
                            Registration Statement on Form S-1, as amended by a Form
                            S-1/A (Amendment No. 1), Commission File No. 333-85597,
                            and incorporated herein by reference)
         10.7.1          -- Amendment No. 1 and Joinder to Stockholders' Agreement,
                            dated November, 1998 (previously filed as Exhibit 10.4.1
                            to our Registration Statement on Form S-1, as amended by
                            a Form S-1/A (Amendment No. 1), Commission File No.
                            333-85597, and incorporated herein by reference)
         10.7.2          -- Amendment No. 2 and Joinder to Stockholders' Agreement,
                            dated December 30, 1998 (previously filed as Exhibit
                            10.4.2 to our Registration Statement on Form S-1, as
                            amended by a Form S-1/A (Amendment No. 3), Commission
                            File No. 333-85597, and incorporated herein by reference)
         10.7.3          -- Amendment No. 3 and Joinder to Stockholders' Agreement,
                            dated August 18, 1999 (previously filed as Exhibit 10.4.3
                            to our Registration Statement on Form S-1, as amended by
                            a Form S-1/A (Amendment No. 3), Commission File No.
                            333-85597, and incorporated herein by reference)
         10.7.4          -- Amendment No. 4 and Joinder to Stockholders' Agreement,
                            dated August 18, 1999 (previously filed as Exhibit 10.4.4
                            to our Registration Statement on Form S-1, as amended by
                            a Form S-1/A (Amendment No. 3), Commission File No.
                            333-85597, and incorporated herein by reference)
         10.8            -- Subscription Agreement, dated as of November 13, 1998, by and among Allied Riser and the investors listed on the
                            signature pages thereof (previously filed as Exhibit 10.5
                            to our Registration Statement on Form S-1, as amended by
                            a Form S-1/A (Amendment No. 1), Commission File No.
                            333-85597, and incorporated herein by reference)
         10.8.1          -- Amendment No. 1 to Subscription Agreement, dated as of
                            November, 1998 (previously filed as Exhibit 10.5.1 to our
                            Registration Statement on Form S-1, as amended by a Form
                            S-1/A (Amendment No. 1), Commission File No. 333-85597,
                            and incorporated herein by reference)
         10.10           -- Indemnification Agreement, dated as of November 23, 1998, by and among Allied Riser and the investors listed on the
                            signature pages thereof (previously filed as Exhibit 10.6
                            to our Registration Statement on Form S-1, as amended by
                            a Form S-1/A (Amendment No. 3), Commission File No.
                            333-85597, and incorporated herein by reference)
         10.10.1         -- Joinder to Indemnification Agreement, dated December 30,
                            1998 (previously filed as Exhibit 10.6.1 to our
                            Registration Statement on Form S-1, as amended by a Form
                            S-1/A (Amendment No. 3), Commission File No. 333-85597,
                            and incorporated herein by reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.11           -- Stockholders' Pledge Agreement, dated as of November 23,
                            1998, by and among Allied Riser and the investors listed
                            on the signature pages thereto (previously filed as
                            Exhibit 10.7 to our Registration Statement on Form S-1,
                            as amended by a Form S-1/A (Amendment No. 3), Commission
                            File No. 333-85597, and incorporated herein by reference)
         10.12           -- Series A-1 Preferred Stock and Common Stock Investment
                            Agreement, dated December 30, 1998, by and between Allied
                            Riser and Norwest Venture Partners VII, L.P. (includes
                            schedule of other 1998 Investment Agreements) (previously
                            filed as Exhibit 10.8 to our Registration Statement on
                            Form S-1, as amended by a Form S-1/A (Amendment No. 3),
                            Commission File No. 333-85597, and incorporated herein by
                            reference)
         21.1            -- List of our Principal Operating Subsidiaries
         23.1            -- Consent of Arthur Andersen LLP
         27.1            -- Financial Data Schedules

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.