Form 10-Q
period 2000-03-31
ALLIED RISER COMMUNICATIONS CORP
filed 2000-05-15
CIK 1091535

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                    FORM 10-Q

(MARK ONE)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM [           ] TO [          ]

                              -------------------

                         COMMISSION FILE NUMBER 1-15425

                              -------------------

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

              Yes  [X]   No  [ ]

                              -------------------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                Number of Shares Outstanding
              Title of Class                          on April 30, 2000
              --------------                          -----------------
     Common Stock, $.0001 par value                       56,864,791

================================================================================

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q
                                      INDEX

                                                                                                           PAGE NO.
                                                                                                           --------
PART I.  FINANCIAL INFORMATION
     Item 1.  Financial Statements
              Consolidated Balance Sheets as of December 31, 1999,
                 and March 31, 2000 (Unaudited)...............................................................    3
              Consolidated Statements of Operations for the Three Months
                 Ended March 31, 1999 and 2000 (Unaudited)....................................................    4
              Consolidated Statements of Cash Flows for the Three Months
                 Ended March 31, 1999 and 2000 (Unaudited)....................................................    5
              Notes to Consolidated Financial Statements (Unaudited)..........................................    6
     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........   10
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................................   13
PART II.  OTHER INFORMATION
     Item 6.  Exhibits and Reports on Form 8-K................................................................   14
              Signatures......................................................................................   14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                         DECEMBER 31,    MARCH 31,
                                                                                             1999          2000
                                                                                         -----------     ---------
                                  ASSETS                                                                (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents ........................................................     $ 152,564      $ 120,049
   Short-term investments ...........................................................       162,013        152,007
   Accounts receivable, net of reserve of  $19 and $33, respectively ................           259            883
   Prepaid expenses and other current assets ........................................         5,454          6,075
                                                                                          ---------      ---------
     Total current assets ...........................................................       320,290        279,014
PROPERTY AND EQUIPMENT, net .........................................................        46,577         72,180
REAL ESTATE ACCESS RIGHTS, net of accumulated amortization of
   $2,036 and $5,505, respectively ..................................................       107,099        146,580
OTHER ASSETS ........................................................................         1,088          2,164
                                                                                          ---------      ---------
     Total assets ...................................................................     $ 475,054      $ 499,938
                                                                                          =========      =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable .................................................................     $   2,817      $   1,582
   Accrued liabilities ..............................................................        12,095         21,668
   Current maturities of capital lease obligations ..................................         3,049          5,683
                                                                                          ---------      ---------
        Total current liabilities ...................................................        17,961         28,933
CAPITAL LEASE OBLIGATIONS, net of current maturities ................................         4,679          7,443
                                                                                          ---------      ---------
        Total liabilities ...........................................................        22,640         36,376

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common Stock, $.0001 par value, 1,000,000,000 shares authorized, 56,569,000 and 56,737,000 shares issued and outstanding as of December 31, 1999 and
     March 31, 2000, respectively ...................................................             6              6
   Additional paid-in capital .......................................................       434,930        435,315
   Warrants, authorizing the issuance of 6,336,000 and 7,535,000 shares
     as of December 31, 1999 and March 31, 2000, respectively .......................       109,135        154,056
   Deferred compensation ............................................................       (17,654)       (14,788)
   Accumulated deficit ..............................................................       (74,003)      (111,027)
                                                                                          ---------      ---------
        Total stockholders' equity ..................................................       452,414        463,562
                                                                                          ---------      ---------
        Total liabilities and stockholders' equity ..................................     $ 475,054      $ 499,938
                                                                                          =========      =========


                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       1999          2000
                                                                                     --------      --------
                                                                                           (UNAUDITED)
NETWORK SERVICES REVENUE .......................................................     $    146      $  1,358
OPERATING EXPENSES:
   Network operations ..........................................................        1,168         5,680
   Selling expense .............................................................          605        12,722
   General and administrative expenses .........................................        3,608        14,394
   Amortization of deferred compensation and other stock based
      expenditures .............................................................          121         4,712
   Amortization of real estate access rights ...................................           --         3,469
   Depreciation and amortization ...............................................          386         1,575
                                                                                     --------      --------
        Total operating expenses ...............................................        5,888        42,552
                                                                                     --------      --------
OPERATING INCOME (LOSS) ........................................................       (5,742)      (41,194)
OTHER INCOME (EXPENSE):
   Interest expense ............................................................          (71)         (462)
   Interest income .............................................................          486         4,631
                                                                                     --------      --------
        Total other income (expense) ...........................................          415         4,169
                                                                                     --------      --------
INCOME (LOSS) BEFORE INCOME TAXES ..............................................       (5,327)      (37,025)
                                                                                     --------      --------
PROVISION FOR INCOME TAXES .....................................................           --            --
                                                                                     --------      --------
NET INCOME (LOSS) ..............................................................       (5,327)      (37,025)
ACCRUED DIVIDENDS ON PREFERRED STOCK ...........................................       (1,650)           --
                                                                                     --------      --------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK ...................................     $ (6,977)     $(37,025)
                                                                                     ========      ========
NET INCOME (LOSS) PER COMMON SHARE .............................................     $   (.31)     $   (.69)
                                                                                     ========      ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ..................................       22,396        53,318
                                                                                     ========      ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                 (IN THOUSANDS)

                                                                             1999            2000
                                                                           ---------      ---------
                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .................................................     $  (5,327)     $ (37,025)
   Adjustments to reconcile net loss to net cash used in operating activities --
     Depreciation and amortization....................................           507          9,756
     Changes in assets and liabilities --
        Increase in accounts receivable, net .........................           (23)          (624)
        (Increase) decrease in prepaid expenses ......................           (26)           216
        Increase in other assets .....................................          (961)        (1,077)
        Increase in accounts payable and accrued liabilities .........           370          5,575
                                                                           ---------      ---------
            Net cash used in operating activities ....................        (5,460)       (23,179)
                                                                           ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of short-term investments, net ...............................            --         10,006
   Purchases of property and equipment ...............................        (2,320)       (18,611)
                                                                           ---------      ---------
            Net cash used in investing activities ....................        (2,320)        (8,605)
                                                                           ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligations .............................          (199)          (405)
   Equity issuance costs .............................................                         (326)
                                                                           ---------      ---------
            Net cash used by financing activities ....................          (199)          (731)
                                                                           ---------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................        (7,979)       (32,515)
CASH AND CASH EQUIVALENTS, beginning of period .......................        41,371        152,564
                                                                           ---------      ---------
CASH AND CASH EQUIVALENTS, end of period .............................     $  33,392      $ 120,049
                                                                           =========      =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest ............................................     $      71      $     388
   Noncash investing and financing activities --
     Equipment acquired under capital leases .........................     $      47      $   5,804
     Accrued property and equipment additions ........................     $   1,020      $   2,763
     Accrued dividends on preferred stock ............................     $   1,650      $      --
     Warrants issued .................................................     $      --      $  44,921
     Deferred compensation and other stock based expenditures ........     $     380      $   1,009


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 2000
                                   (UNAUDITED)

1.  ORGANIZATION:

    The Company is a facilities-based provider of broadband data, video and voice communications services to small- and-medium-sized businesses in major metropolitan areas in the United States. The Company's services, which today include ultra high-speed Internet access, business-oriented television for display on the computer desktops, and enhanced voice conferencing calling services, among other things, are typically delivered to the Company's customers over its own fiber-optic network built inside multi-tenant commercial office buildings. In addition to selling services to the commercial tenants of buildings in which the Company owns and operates these advanced communications networks, the Company leverages its market presence and brand by offering end-to-end connectivity on a resold basis to businesses located outside these buildings.

2.  PRESENTATION:

    In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 2000. The results of operations for the three months ended March 31, 1999 and 2000, and cash flows for the three months ended March 31, 1999 and 2000, are not necessarily indicative of the results of operations or cash flows to be expected for the full year. The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with generally accepted accounting principles as they apply to interim reporting. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 1999 and the notes thereto.

3.  NET INCOME (LOSS) PER SHARE:

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

    Shares issued to employees subject to repurchase by the Company are not included in the weighted average number of common shares outstanding for the period. Options and warrants to purchase 2,035,000 and 7,535,000 shares of common stock, respectively, were outstanding at March 31, 2000.

    Diluted EPS are not presented as all potentially dilutive securities would be antidilutive, due to the net loss incurred for the three months ended March 31, 1999 and 2000.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

4.  PROPERTY AND EQUIPMENT:

    Property and equipment as of March 31, 2000, consist of the following:

                                                                                AVERAGE
                                                                               ESTIMATED
                                                                             USEFUL LIVES
                                                                                (YEARS)
                                                                             ------------
   Office equipment and information systems...............................         4           $   28,131,000
   Furniture and fixtures.................................................         7                2,184,000
   Leasehold improvements.................................................         5                1,768,000
   System infrastructure..................................................        10                8,756,000
   System equipment.......................................................         5                6,601,000
   Construction-in-progress...............................................                         29,773,000
                                                                                               --------------
                                                                                                   77,213,000
   Less -- Accumulated depreciation and amortization......................                         (5,033,000)
                                                                                               -------------
   Property and equipment, net............................................                     $   72,180,000
                                                                                               ==============

5.  COMMITMENTS AND CONTINGENCIES:

    Operating Leases

    The Company has entered into various operating lease agreements, with expirations through 2007, for lease space and equipment. Future minimum lease obligations as of March 31, 2000, related to the Company's operating leases are as follows:

    2001..................................................................................     $    7,867,000
    2002..................................................................................          9,228,000
    2003..................................................................................          9,254,000
    2004..................................................................................         10,332,000
    2005..................................................................................          6,655,000
    Thereafter............................................................................          3,486,000
                                                                                               --------------
             Total minimum lease obligations..............................................     $   46,822,000
                                                                                               ==============

    Total rent expense for the three months ended March 31, 1999 and 2000, was approximately $341,000 and $808,000, respectively.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

    Capital Leases

    The Company has entered into various capital leases for equipment. Future minimum lease obligations as of March 31, 2000, related to the Company's capital leases are as follows:

     2001.................................................................................     $    6,413,000
     2002.................................................................................          5,362,000
     2003.................................................................................          2,508,000
                                                                                               --------------
              Total minimum lease obligations.............................................         14,283,000
     Less - Amounts representing interest.................................................         (1,157,000)
                                                                                               --------------
     Present value of minimum lease obligations...........................................         13,126,000
     Current maturities...................................................................         (5,683,000)
                                                                                               --------------
     Capital lease obligations, net of current maturities.................................     $    7,443,000
                                                                                               ==============

    Connectivity Contracts

    In order to provide its services, the Company must connect each in-building network to a central facility in each metropolitan area, usually over fiber-optic lines that are leased from other carriers. At this metropolitan hub, the Company aggregates and disseminates network traffic for Internet connectivity. The Company has secured contracts that range from monthly to five years for local transport and up to three years for national inter-city transport. The Company incurs fixed monthly charges for local connectivity. For national connectivity, the Company incurs fixed monthly charges plus incremental charges for customer usage above a certain volume. In addition, in the event the Company fails to meet its minimum volume commitments for national connectivity, it may be obligated to pay underutilization charges.

    Future minimum obligations as of March 31, 2000, related to the Company's connectivity contracts are as follows:

    2001..................................................................................     $    4,026,000
    2002..................................................................................            399,000
    2003..................................................................................            290,000
    2004..................................................................................            161,000
                                                                                               --------------
              Total minimum lease obligations.............................................     $    4,876,000
                                                                                               ==============

6.  EQUITY:

WARRANTS

    The Company has issued and plans to continue to issue warrants to acquire shares of common stock to real estate partners and their affiliates in exchange for the right to install its fiber optic networks in these real estate entities' buildings. The warrants are exercisable upon the occurrence of certain events, as defined in the warrant acquisition agreements.

    The warrants and the rights associated with the warrants may be adjusted if certain telecommunication license agreements are not executed in accordance with the parameters outlined in the warrant acquisition agreements. Accordingly, the measurement date for the warrants is the date on which the telecommunications license agreements are signed, as defined, and the real estate partners effectively complete their performance element of the agreement. At the measurement date, the Company will measure the fair value of the warrants based on an acceptable pricing model.

    As of March 31, 2000, the Company has entered into agreements for the issuance of 8,224,000 shares of common stock. Performance obligations underlying 7,535,000 shares of common stock had been completed as of March 31, 2000.


COMPENSATION CHARGE AND OTHER STOCK BASED EXPENDITURES

    The Company completed an initial public offering of its securities on October 29, 1999. As the estimated fair market value of the Company's common stock (as implied by the IPO price) exceeded management's determination of fair value on the date of each stock issuance on the stock option and restricted stock grant date, the Company has recognized a total compensation charge of $32,335,000 as of March 31, 2000, of which $14,788,000 is being deferred and amortized over the remaining employee service period.

    In February 2000, the Company issued warrants to a marketing firm to purchase 50,000 shares of common stock at an exercise price of $6.00, and 50,000 shares of common stock at an exercise price of $14.40 per share as settlement of services performed and to be performed in the future. The Company has recognized an expense of $1,135,000 through March 31, 2000. An additional $837,000 is being deferred and amortized over the remaining service period.


7.  SUBSEQUENT EVENT

    Effective April 4, 2000, the Company acquired the stock of a service provider for $350,000 and 161,000 shares of common stock, a portion of which is contingent upon the achievement of certain performance targets over the next three years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We are a facilities-based provider of broadband data, video and voice communications services to small-and-medium-sized businesses in 30 major metropolitan areas in the United States. We typically deliver our services over fiber-optic networks that we design, construct, own and operate inside large- and-medium-sized office buildings. Today, over this infrastructure, we offer ultra high-speed Internet access, business-oriented television for display on computer desktops, enhanced conference calling services and other broadband data services. Broadband data services are services that are enabled by high-speed dedicated data transmission capacity. As of March 31, 2000, we owned and operated in-building fiber-optic networks inside more than 230 office buildings with more than 140 million rentable square feet. We have agreements with building owners to install and operate fiber-optic networks in more than 1,250 office buildings with more than 420 million rentable square feet.

    Internet access services, which we provide using our in-building fiber-optic network, enable a direct connection to the Internet at speeds up to 175 times faster than standard dial-up services and are always-on. We believe that our service offers a combination of price and performance to our target customers that is superior to competing offerings. Our business-oriented television is the first of many additional connectivity services and broadband-enabled applications and content that we intend to offer using our in-building broadband infrastructure. We intend to take advantage of our growing market presence and brand by also offering similar broadband services to our customers' branch offices and other businesses located in buildings in which we have not installed our fiber-optic networks.

    We use our in-building fiber-optic networks to transmit data to and from each of our customers at speeds up to ten million bits of data per second. Using commercially available equipment, we can increase this transmission speed to one billion bits of data per second. We connect each of our in-building networks to a central facility in each metropolitan area, usually over fiber-optic lines we lease from other carriers. At this metropolitan hub, we aggregate and disseminate network traffic for Internet connectivity and our other broadband services.

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

    To rapidly establish a strong position in the markets we target, we are heavily investing in our networks. We incur costs in the design and installation of our in-building infrastructure, which is typically installed within a secure conduit located in the building's riser, which is the building's vertical utility shaft. We also invest in electronic equipment that is needed to connect our networks to the Internet. We have incurred and expect to incur significant additional costs building and refining our operational support systems, which to date has included the purchase and implementation of software to facilitate customer acquisition, billing, collections, and network management.

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

                       THREE MONTHS ENDED MARCH 31, 2000,
                  COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

    Network Services Revenue. Network services revenue for the three months ended March 31, 2000, increased to $1,358,000 as compared to $146,000 for the corresponding period of the prior year. The increase is attributable to growth in the number of customers resulting from increased sales and marketing efforts concentrated in our networked properties and the increased penetration of our network into new buildings. As of March 31, 2000, our network was installed inside more than 230 buildings with more than 140 million rentable square feet as compared to March 31, 1999, when our networks were installed inside 14 buildings, with more than 7 million rentable square feet.

    Network Operations. Network operations expenses were $5,680,000 for the three months ended March 31, 2000 and $1,168,000 for the three months ended March 31, 1999. This increase is consistent with the expansion of our network and the resulting increase in transport, licensing and customer support costs.

    Selling Expense. Selling expense increased from $605,000 for the three months ended March 31, 1999, to $12,722,000 for the three months ended March 31, 2000. This increase is attributable to the continued expansion of sales and marketing efforts including commissions, development of corporate identification, promotional and advertising materials, the establishment of sales demonstration centers, market launch events and hiring sales personnel.

    General and Administrative Expenses. General and administrative expenses were $14,394,000 for the three months ended March 31, 2000 and $3,608,000 for the three months ended March 31, 1999. This increase is consistent with our development activities and is attributable to the rapid growth in number of employees we incurred in connection with building our operating infrastructure. Our number of general and administrative employees increased to 317 as of March 31, 2000 as compared to 99 at March 31, 1999.

    Amortization of Deferred Compensation and Other Stock Based Expenditures. Amortization of deferred compensation and other stock based expenditures was $4,712,000 for the three months ended March 31, 2000 and $121,000 for the three months ended March 31, 1999.

    Amortization of Real Estate Access Rights. Amortization of real estate access rights was $3,469,000 for the three months ended March 31, 2000.

    Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2000 increased to $1,575,000 as compared to $386,000 for the corresponding period of the prior year. This increase was primarily due to the increase in system infrastructure and system equipment placed in service.

    Other Income (Expense). Other income (expense) was $4,169,000 for the three months ended March 31, 2000 and $415,000 for the three months ended March 31, 1999. The change in other income (expense) is primarily due to an increase in interest income as a result of the October 1999 initial public offering proceeds.

    Provision For Income Taxes. For the three months ended March 31, 2000 and March 31, 1999, no provision for taxes was recognized as we operated at a loss throughout both periods.

LIQUIDITY AND CAPITAL RESOURCES

    We have required significant capital to fund the construction and installation of our networks within buildings and to purchase electronic equipment for installation in building and metropolitan points of presence. As of March 31, 2000, we had made capital expenditures of $76,973,000 since inception. We expect that our capital expenditures will increase substantially in future periods as we construct our networks and purchase more equipment. We will continue to seek access to additional buildings. If we are successful in gaining access to additional buildings, we will have substantial needs for additional capital for an indefinite period. We also expect to have substantial and increasing operating losses, net losses and negative EBITDA.

    In March 1999, we entered into a credit facility with Chase Manhattan Bank under which we can borrow up to $45,000,000, subject to certain conditions including having less than $12,500,000 cash available at the time of initial borrowing. We have not borrowed against the facility as of March 31, 2000 and currently do not intend to. The facility will accrue interest at one of the following or a combination of the following, at our option: (i) the bank's prime rate plus 3.5%, (ii) a base certificate of deposit rate plus 4.5%, (iii) Federal funds rate plus 4%, or (iv) an Eurodollar rate plus 4.5%. The credit facility is secured by all of our assets, except for the assets pledged in connection with our capital lease obligations. We will pay a commitment fee of 1.5% on the unused portion of the credit facility if we borrow against the facility. The facility, which extends through October 2000, contains various restrictive covenants, including the maintenance of certain financial ratios, the achievement of certain operational targets and restrictions on certain activities.

    In August 1999, we issued shares of common and preferred stock to a group of financial sponsors for approximately $17,000,000. Additionally, in August 1999, we issued shares of common and preferred stock to our real estate partners for approximately $34,000,000.

    On October 29, 1999, we completed an initial public offering of 16,970,550 shares of our common stock for which we received net proceeds of approximately $285,000,000. We intend to use more than $175,000,000 of the net proceeds from this offering for construction of in-building fiber-optic networks and the remainder for working capital and general corporate purposes, including to fund operating losses. We will use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, services or products. However, as of March 31, 2000 we had no commitments or agreements with respect to any of these types of transactions that are material to us.

    As of March 31, 2000, the Company has entered into agreements for the issuance of 8,224,000 shares of common stock. Performance obligations underlying 7,535,000 shares of common stock had been completed as of March 31, 2000. The value of these shares was $154,056,000.

    Since December 1999, we have received $65,000,000 in vendor commitments for lease financing, subject to certain conditions. As of March 31, 2000 we have financed approximately $16,073,000 of equipment additions through these lease facilities and have outstanding capital lease obligations of approximately $13,126,000.

    As of March 31, 2000, we had committed to pay approximately $4,876,000 to carriers under our existing connectivity contracts.

    As of March 31, 2000, we had cash and cash equivalents of $120,049,000 and short-term investments of $152,007,000.

    Effective April 4, 2000, the Company acquired the stock of a service provider for $350,000 and 161,000 shares of common stock, a portion of which is contingent upon the achievement of certain performance targets over the next three years.

    We estimate that the net proceeds received from the initial public offering in addition to our cash on hand will be sufficient to fund our operations and the projected deployment of our network through approximately the first quarter of 2001. We do, however, expect to continue our growth, expansion and the further development of our network and services beyond that point. Accordingly, we expect that we will eventually need to arrange for additional sources of capital through the issuance of debt or equity or additional bank borrowings. We have no commitments other than those described above for any such additional financing, and we cannot be sure that we will be able to obtain any such additional financing at the times required and on terms and conditions acceptable to us. In such event, our growth could slow and operations could be adversely affected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to financial market risk, including changes in interest rates and marketable equity security prices, relates primarily to our investment portfolio and to a lesser extent to our outstanding debt obligations. We typically do not attempt to reduce or hedge our market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. In addition, substantially all of our outstanding indebtedness at March 31, 2000, is fixed-rate debt.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  List of Exhibits
       27.1                 Financial Data Schedules




                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    May 11, 2000                   ALLIED RISER COMMUNICATIONS CORPORATION





                                   By: /s/ Todd C. Doshier
                                       -----------------------------------------
                                       Todd C. Doshier
                                       Senior Vice President and Chief
                                        Financial Officer

                                INDEX TO EXHIBITS

         EXHIBIT
         NUMBER                     DESCRIPTION
         -------                    -----------
          27.1                Financial Data Schedules