Form 10-Q
period 2000-06-30
ALLIED RISER COMMUNICATIONS CORP
filed 2000-08-11
CIK 1091535

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

    (MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM [ ] TO [ ]

                               ----------------

                         COMMISSION FILE NUMBER 1-15425

                               ----------------

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

                                 Yes [X] No [ ]

                               ----------------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                                  Number of Shares Outstanding
                          Title of Class                                on July 31, 2000
                          --------------                          ----------------------------
                  Common Stock, $.0001 par value                           57,354,420


===============================================================================

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q
                                     INDEX

                                                                                                           PAGE NO.
                                                                                                           --------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
              Consolidated Balance Sheets as of December 31, 1999,
                 and June 30, 2000 (Unaudited)..............................................................    3
              Consolidated Statements of Operations for the Three Months
                 Ended June 30, 1999 and 2000 (Unaudited)...................................................    4
              Consolidated Statements of Operations for the Six Months
                 Ended June 30, 1999 and 2000 (Unaudited)...................................................    5
              Consolidated Statements of Cash Flows for the Six Months
                 Ended June 30, 1999 and 2000 (Unaudited)...................................................    6
              Notes to Consolidated Financial Statements (Unaudited)........................................    7
     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........   11
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................   15

PART II.  OTHER INFORMATION

     Item 2.  Changes in Securities.........................................................................   16
     Item 4.  Submission of Matters to a Vote of Security Holders...........................................   17
     Item 6.  Exhibits and Reports on Form 8-K..............................................................   18
              Signatures....................................................................................   18

                          PART I.FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                           DECEMBER 31,  JUNE 30,
                                                                              1999         2000
                                                                           -----------  ----------
                                                                                        (UNAUDITED)
                                  ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ............................................   $ 152,564    $ 196,874
    Short-term investments ..............................................     162,013      166,334
   Accounts receivable, net of reserve of  $19 and $84, respectively ....         259        1,301
   Prepaid expenses and other current assets ............................       5,454        7,533
                                                                            ---------    ---------
     Total current assets ...............................................     320,290      372,042
PROPERTY AND EQUIPMENT, net .............................................      46,577      129,775
REAL ESTATE ACCESS RIGHTS, net of accumulated amortization of
   $2,036 and $9,378, respectively ......................................     107,099      145,901
GOODWILL, net of accumulated amortization of $0 and $383, respectively ..          --        4,675
OTHER ASSETS ............................................................       1,088        8,309
                                                                            ---------    ---------
     Total assets .......................................................   $ 475,054    $ 660,702
                                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable .....................................................   $   2,817    $   2,179
   Accrued liabilities ..................................................      12,095       45,727
   Current maturities of capital lease obligations ......................       3,049       13,169
   Deferred revenue - current ...........................................          --          338
                                                                            ---------    ---------
        Total current liabilities .......................................      17,961       61,413
CAPITAL LEASE OBLIGATIONS, net of current maturities ....................       4,679       19,604
CONVERTIBLE DEBENTURES (7.50% interest payable in stock or cash) ........          --      150,000
                                                                            ---------    ---------
        Total liabilities ...............................................      22,640      231,017

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common Stock, $.0001 par value, 1,000,000,000 shares authorized,
     56,569,000 and 57,358,000 outstanding as of December 31, 1999 and June 30, 2000, respectively (net of 96,000 and 371,000 treasury
     shares, respectively) ..............................................           6            6
   Additional paid-in capital ...........................................     434,930      453,339
   Warrants, authorizing the issuance of 6,336,000 and 6,854,000 shares
     as of December 31, 1999 and June 30, 2000, respectively ............     109,135      146,054
   Deferred compensation ................................................     (17,654)     (14,618)
   Accumulated deficit ..................................................     (74,003)    (155,096)
                                                                            ---------    ---------
        Total stockholders' equity ......................................     452,414      429,685
                                                                            ---------    ---------
        Total liabilities and stockholders' equity ......................   $ 475,054    $ 660,702
                                                                            =========    =========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 2000
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                     1999           2000
                                                                 ------------    ------------
                                                                          (UNAUDITED)
NETWORK SERVICES REVENUE .....................................   $        401    $      1,972
OPERATING EXPENSES:
   Network operations ........................................          1,651          10,198
   Selling expense ...........................................          1,801          11,302
   General and administrative expenses .......................          5,599          15,892
   Amortization of deferred compensation and other stock based
      expenditures ...........................................          5,435           3,693
   Amortization of real estate access rights .................             --           3,873
   Depreciation and amortization .............................            504           3,947
                                                                 ------------    ------------
        Total operating expenses .............................         14,990          48,905
                                                                 ------------    ------------
OPERATING INCOME (LOSS) ......................................        (14,589)        (46,933)
OTHER INCOME (EXPENSE):
   Interest expense ..........................................           (390)           (848)
   Interest income ...........................................            344           3,713
                                                                 ------------    ------------
        Total other income (expense) .........................            (46)          2,865
                                                                 ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES ............................        (14,635)        (44,068)
                                                                 ------------    ------------
PROVISION FOR INCOME TAXES ...................................             --              --
                                                                 ------------    ------------
NET INCOME (LOSS) ............................................        (14,635)        (44,068)
ACCRUED DIVIDENDS ON PREFERRED STOCK .........................         (1,650)             --
                                                                 ------------    ------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK .................   $    (16,285)   $    (44,068)
                                                                 ============    ============
NET INCOME (LOSS) PER COMMON SHARE ...........................   $       (.71)   $       (.81)
                                                                 ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ................     22,886,000      54,272,000
                                                                 ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                     1999           2000
                                                                 ------------    ------------
                                                                         (UNAUDITED)
NETWORK SERVICES REVENUE .....................................   $        547    $      3,330
OPERATING EXPENSES:
   Network operations ........................................          2,819          15,878
   Selling expense ...........................................          2,406          24,024
   General and administrative expenses .......................          9,207          30,286
   Amortization of deferred compensation and other stock based
      expenditures ...........................................          5,556           8,405
   Amortization of real estate access rights .................             --           7,342
   Depreciation and amortization .............................            890           5,522
                                                                 ------------    ------------
        Total operating expenses .............................         20,878          91,457
                                                                 ------------    ------------
OPERATING INCOME (LOSS) ......................................        (20,331)        (88,127)
OTHER INCOME (EXPENSE):
   Interest expense ..........................................           (461)         (1,310)
   Interest income ...........................................            830           8,344
                                                                 ------------    ------------
        Total other income (expense) .........................            369           7,034
                                                                 ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES ............................        (19,962)        (81,093)
                                                                 ------------    ------------
PROVISION FOR INCOME TAXES ...................................             --              --
                                                                 ------------    ------------
NET INCOME (LOSS) ............................................        (19,962)        (81,093)
ACCRUED DIVIDENDS ON PREFERRED STOCK .........................         (3,300)             --
                                                                 ------------    ------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK .................   $    (23,262)   $    (81,093)
                                                                 ============    ============
NET INCOME (LOSS) PER COMMON SHARE ...........................   $      (1.03)   $      (1.51)
                                                                 ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ................     22,686,000      53,795,000
                                                                 ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                 (IN THOUSANDS)

                                                                                       1999         2000
                                                                                   -----------   -----------
                                                                                          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ............................................................   $ (19,962)   $ (81,093)
   Adjustments to reconcile net loss to net cash used in operating activities --
     Depreciation and amortization ..............................................       6,445       21,653
     Changes in assets and liabilities --
        Increase in accounts receivable, net ....................................         (87)        (791)
        Increase in prepaid expenses ............................................        (138)      (1,784)
        Increase (decrease) in other assets .....................................         622       (1,061)
        Increase in accounts payable, accrued liabilities and deferred
        revenue ................................................................        2,740       12,554
                                                                                    ---------    ---------
            Net cash used in operating activities ...............................     (10,380)     (50,522)
                                                                                    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ..........................................      (4,528)     (41,729)
   Purchase of short-term investments, net ......................................          --       (4,320)
   Acquisition of businesses, net of cash acquired ..............................          --       (1,903)
                                                                                    ---------    ---------
            Net cash used in investing activities ...............................      (4,528)     (47,952)
                                                                                    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from convertible debentures, net of offering cost ...................          --      145,000
   Payments on capital lease obligations ........................................        (809)      (1,740)
   Proceeds from issuance of common stock
                                                                                            2           --
   Credit facility origination fee ..............................................      (1,350)          --
   Equity issuance costs ........................................................          --         (476)
                                                                                    ---------    ---------
            Net cash (used in) provided by financing activities .................      (2,157)     142,784
                                                                                    ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................................     (17,065)      44,310
CASH AND CASH EQUIVALENTS, beginning of period ..................................      41,372      152,564
                                                                                    ---------    ---------
CASH AND CASH EQUIVALENTS, end of period ........................................   $  24,307    $ 196,874
                                                                                    =========    =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest .......................................................   $     237    $     360
   Noncash investing and financing activities --
     Equipment acquired under capital leases ....................................   $   4,042    $  26,784
     Accrued property and equipment additions ...................................   $      80    $  19,967
     Accrued dividends and interest on preferred stock and convertible
       debentures................................................................   $   3,300    $      31
     Warrants issued ............................................................   $      --    $  48,117
     Deferred compensation and other stock based expenditures ...................   $      --    $   5,649


              The accompanying notes are an integral part of these
                       consolidated financial statements.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 2000
                                  (UNAUDITED)

1. ORGANIZATION:

    The Company is a facilities-based provider of broadband data, video and voice communications services to small-and-medium-sized businesses in major metropolitan areas in the United States. The Company's services, which today include ultra high-speed Internet access, business-oriented television for display on the computer desktops, and enhanced voice conferencing calling services, among other things, are typically delivered to the Company's customers over its own broadband communications network built inside multi-tenant commercial office buildings. In addition to selling services to the commercial tenants of buildings in which the Company owns and operates these advanced communications networks, the Company leverages its market presence and brand by offering end-to-end connectivity on a resold basis to businesses located outside these buildings.

2. PRESENTATION:

    In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 2000. The results of operations for the six months ended June 30, 1999 and 2000, and cash flows for the six months ended June 30, 1999 and 2000, are not necessarily indicative of the results of operations or cash flows to be expected for the full year. The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with generally accepted accounting principles as they apply to interim reporting. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 1999 and the notes thereto.

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

    Shares issued to employees subject to repurchase by the Company are not included in the weighted average number of common shares outstanding for the period. Options and warrants to purchase 3,525,000 and 6,854,000 shares of common stock, respectively, were outstanding at June 30, 2000.

    Diluted EPS are not presented as all potentially dilutive securities would be antidilutive, due to the net losses incurred for the three and six months ended June 30, 1999 and 2000.

4. PROPERTY AND EQUIPMENT:

    Property and equipment as of June 30, 2000, consist of the following:

                                                                                AVERAGE
                                                                               ESTIMATED
                                                                             USEFUL LIVES
                                                                                (YEARS)
                                                                             ------------
   Office equipment and information systems...............................         4             $ 34,448,000
   Furniture and fixtures.................................................         7                2,714,000
   Leasehold improvements.................................................         5                1,938,000
   System infrastructure..................................................        10               17,012,000
   System equipment.......................................................         5               10,396,000
   Construction-in-progress...............................................                         71,859,000
                                                                                                 ------------
                                                                                                  138,367,000
   Less -- Accumulated depreciation and amortization......................                         (8,592,000)
                                                                                                 ------------
   Property and equipment, net............................................                       $129,775,000
                                                                                                 ============

5. DEBT:

    On June 28, 2000, the Company completed the issuance and sale in a private placement of an aggregate of $150,000,000 in principal amount of its 7.50% convertible subordinated notes due June 15, 2007, generating approximately $145,000,000 in net cash proceeds. The notes may be converted at the option of the holders into shares of common stock at a conversion price of $15.37 per share. Interest is payable semiannually on June 15 and December 15, commencing December 15, 2000, and is payable, at the election of the Company, in either cash or shares of common stock that have been registered under the Securities Act of 1933. The notes are redeemable at the Company's option at any time on or after the third business day after June 15, 2004 at specified redemption prices plus accrued interest. The Company has agreed to specific registration rights with respect to the notes. If a registration statement with respect to the 7.50% convertible subordinated notes has not been filed with the Securities and Exchange Commission by September 26, 2000, or if the registration statement has not been declared effective by the Securities and Exchange Commission by December 25, 2000, additional interest will be payable on the notes and the underlying common stock.

   During June 2000, the Company terminated its previously unused $45,000,000 credit facility.

6. COMMITMENTS AND CONTINGENCIES:

   Operating Agreements

    The Company has entered into various operating agreements, with expirations through 2010, for lease space, equipment and license agreements. Future minimum obligations as of June 30, 2000, related to the Company's operating agreements are as follows:

    2001...................................................    $10,412,000
    2002...................................................     11,023,000
    2003...................................................     11,047,000
    2004...................................................      9,739,000
    2005...................................................      7,036,000
    Thereafter.............................................      5,400,000
                                                               -----------
             Total minimum obligations.....................    $54,657,000
                                                               ===========

    Total operating agreement expense for the six months ended June 30, 1999 and 2000, was approximately $1,895,000 and $3,495,000 respectively.

    Capital Leases

    The Company has entered into various capital leases for equipment. Currently, the Company has received $105,000,000 in vendor commitments for lease financing, subject to certain conditions. Future minimum lease obligations as of June 30, 2000, related to the Company's capital leases are as follows:


     2001..........................................................      $  14,558,000
     2002..........................................................         12,396,000
     2003..........................................................          8,160,000
     2004..........................................................             20,000
                                                                         -------------
              Total minimum lease obligations......................        $35,134,000
     Less - Amounts representing interest..........................         (2,361,000)
                                                                         --------------
     Present value of minimum lease obligations....................         32,773,000
     Current maturities............................................        (13,169,000)
                                                                         -------------
     Capital lease obligations, net of current maturities..........      $  19,604,000
                                                                         =============

   Connectivity Contracts

    In order to provide its services, the Company must connect each in-building network to a central facility in each metropolitan area, usually over fiber-optic lines that are leased from other carriers. At this metropolitan hub, the Company aggregates and disseminates network traffic for Internet connectivity. The Company has secured contracts that range from monthly to four years for local transport and up to three years for national inter-city transport. The Company incurs fixed monthly charges for local connectivity. For national connectivity, the Company incurs fixed monthly charges plus incremental charges for customer usage above a certain volume. In addition, in the event the Company fails to meet its minimum volume commitments for national connectivity, it may be obligated to pay underutilization charges.

    Future minimum obligations as of June 30, 2000, related to the Company's connectivity contracts are as follows:

    2001...............................................     $6,918,000
    2002...............................................        791,000
    2003...............................................        602,000
    2004...............................................        105,000
                                                            ----------
              Total minimum obligations................     $8,416,000
                                                            ==========

7. EQUITY:

COMMON STOCK

    Effective April 4, 2000 and May 22, 2000, the Company acquired all of the outstanding stock of two high-speed data communication companies. The Company acquired both companies for an aggregate purchase price of $1,984,000 and 398,000 shares of common stock, a portion of which is subject to forfeiture if certain performance targets are not achieved over the next three years. Each of these acquisitions was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of the acquired companies have been included in the Company's consolidated financial statements since the acquisition dates. Goodwill of $5,058,000 has been recorded to reflect the total excess of the purchase price over the fair value of the net assets for both acquisitions. The Company is amortizing such goodwill over a three-year period. The Company's purchase price allocation of the acquisitions is preliminary and may be adjusted as additional information is obtained. The acquired companies, individually or in aggregate, are not significant transactions under the rules of the Securities and Exchange Commission.

WARRANTS

    The Company has issued and plans to continue to issue to real estate partners and their affiliates warrants to acquire shares of common stock in exchange for the right to install its fiber-optic networks in these real estate entities' buildings. The warrants are exercisable upon the occurrence of certain events, as defined in the warrant acquisition agreements.

    The warrants and the rights associated with the warrants may be adjusted if certain telecommunication license agreements are not executed in accordance with the parameters outlined in the warrant acquisition agreements. Accordingly, the date for determining the value of the warrants is the date on which the telecommunications license agreements are signed, as defined, and the real estate partners effectively complete their performance element of the agreement. At this date, the Company will measure the fair value of the warrants based on an acceptable pricing model.

    As of June 30, 2000, the Company has entered into agreements for the issuance of 8,449,000 shares of common stock. Performance obligations underlying 7,562,000 shares of common stock had been completed as of June 30, 2000. The value of these 7,562,000 shares at June 30, 2000 was $157,251,000. At
June 30, 2000 warrants underlying 708,000 shares of common stock had been exercised. The value of these exercised shares upon issuance was $11,197,000.

COMPENSATION CHARGE AND OTHER STOCK BASED EXPENDITURES

    The Company completed an initial public offering of its securities on October 29, 1999. As the estimated fair market value of the Company's common stock (as implied by the IPO price) exceeded management's determination of fair value on the date of each stock issuance on the stock option and restricted stock grant date, the Company has recognized a total compensation charge of $35,301,000 for the IPO and acquisitions as of June 30, 2000, of which $14,618,000 is being deferred and amortized over the remaining employee service period.

    In February 2000, the Company issued warrants to a marketing firm to purchase 50,000 shares of common stock at an exercise price of $6.00, and 50,000 shares of common stock at an exercise price of $14.40 per share as settlement of services performed and to be performed in the future. The Company has recognized an expense of $1,693,000 through June 30, 2000. An additional $279,000 is being deferred and amortized over the remaining service period.

8. SUBSEQUENT EVENT

    Effective July 26, 2000, the Company acquired 68% of the stock of Shared Technologies of Canada through its wholly owned subsidiary, ARC Canada, for $15,341,000, a portion of which is contingent upon the achievement of certain performance obligations.

9. RECENT ACCOUNTING PRONOUNCEMENTS:

    In December 1999, the SEC issued a Staff Accounting Bulletin (SAB) No. 101. "Revenue Recognition in Financial Statements," which currently must be adopted by December 31, 2000. SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental costs. The Company is currently assessing the impact of SAB No. 101.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We are a facilities-based provider of broadband data, video and voice communications services to small-and-medium-sized businesses in 49 major metropolitan areas in the United States. We typically deliver our services over fiber-optic networks that we design, construct, own and operate inside large-and-medium-sized office buildings. Today, over this infrastructure, we offer ultra high-speed Internet access, business-oriented television for display on computer desktops, enhanced conference calling services and other broadband data services. Broadband data services are services that are enabled by high-speed dedicated data transmission capacity. We also provide services using wireless, air optical and copper-based technologies. As of June 30, 2000, we owned and operated network inside more than 570 office buildings with more than 245 million rentable square feet. We have agreements with building owners to install and operate our network in more than 1,250 office buildings with more than 420 million rentable square feet in the United States.

    Internet access services, which we provide using our network, enable a direct connection to the Internet at speeds up to 175 times faster than standard dial-up services and are always-on. We believe that our service offers a combination of price and performance to our target customers that is superior to competing offerings. Our business-oriented television is the first of many additional connectivity services and broadband-enabled applications and content that we intend to offer using our network. We intend to take advantage of our growing market presence and brand by also offering similar broadband services to our customers' branch offices and other businesses located in buildings in which we have not installed our network.

    We use our in-building network to transmit data to and from each of our customers at speeds up to ten million bits of data per second. Using commercially available equipment, we can increase this transmission speed to one billion bits of data per second. We connect each building network to a central facility in each metropolitan area, usually over lines we lease from other carriers. At this metropolitan hub, we aggregate and disseminate network traffic for Internet connectivity and our other broadband services.

    Since our inception in December 1996, our principal activities have included developing our business plan, raising capital and debt, hiring management and other key personnel, designing and developing our network inside buildings, acquiring equipment and facilities, entering into agreements with building owners and real estate managers and beginning the deployment of our network. In June 1997, we began installing our network, and we began operating our first in-building network in January 1998.

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

RESULTS OF OPERATIONS

    Network Services Revenue. Network services revenue for the three months ended June 30, 2000, increased to $1,972,000 as compared to $401,000 for the corresponding period of the prior year. Revenue was $3,330,000 for the six months ended June 30, 2000 compared to $547,000 for the corresponding period of the prior year. The increase is attributable to growth in the number of customers resulting from increased sales and marketing efforts concentrated in our networked properties and the increased penetration of our network into new buildings. As of June 30, 2000, our network was installed inside more than 570 buildings with more than 245 million rentable square feet as compared to June 30, 1999, when our networks were installed inside 30 buildings, with more than 22 million rentable square feet.

    Network Operations. Network operations expenses were $10,198,000 for the three months ended June 30, 2000 and $1,651,000 for the three months ended June 30, 1999. Network operations expenses were $15,878,000 for the six months ended June 30, 2000 and $2,819,000 for the six months ended June 30, 1999. This increase is consistent with the expansion of our network and the resulting increase in transport, licensing and customer support costs.

    Selling Expense. Selling expenses were $11,302,000 for the three months ended June 30, 2000 and $1,801,000 for the three months ended June 30, 1999. Selling expenses were $24,024,000 for the six months ended June 30, 2000 and $2,406,000 for the six months ended June 30, 1999. This increase is attributable to the continued expansion of sales and marketing efforts including commissions, development of corporate identification, promotional and advertising materials, the establishment of sales demonstration centers, market launch events and hiring sales personnel.

    General and Administrative Expenses. General and administrative expenses were $15,892,000 for the three months ended June 30, 2000 and $5,599,000 for the three months ended June 30, 1999. General and administrative expenses were $30,286,000 for the six months ended June 30, 2000 and $9,207,000 for the six months ended June 30, 1999. This increase is consistent with our development activities and is attributable to the rapid growth in number of our employees in connection with building our operating infrastructure. Our number of general and administrative employees increased to 359 as of June 30, 2000 as compared to 122 at June 30, 1999.

    Amortization of Deferred Compensation and Other Stock Based Expenditures. Amortization of deferred compensation and other stock based expenditures was $3,693,000 for the three months ended June 30, 2000 and $5,435,000 for the three months ended June 30, 1999. Through June 30, 2000, we recorded a total of $8,405,000 of amortization of deferred compensation, as compared to a balance of $5,556,000 for the six months ended June 30, 1999.

    Amortization of Real Estate Access Rights. Amortization of real estate access rights was $3,873,000 for the three months ended June 30, 2000 and $7,342,000 for the six months ended June 30, 2000.

    Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2000 increased to $3,947,000 as compared to $504,000 for the corresponding period of the prior year. Depreciation and amortization for the six months ended June 30, 2000 increased to $5,522,000 as compared to $890,000 for the corresponding period of the prior year. This increase was primarily due to the increase in system infrastructure and system equipment placed in service.

    Other Income (Expense). Other income (expense) was $2,865,000 for the three months ended June 30, 2000 and ($46,000) for the three months ended June 30, 1999. Other income was $7,034,000 for the six months ended June 30, 2000 and $369,000 for the six months ended June 30, 1999. The change in other income (expense) is primarily due to an increase in interest income as a result of the October 1999 initial public offering proceeds.

    Provision For Income Taxes. For the three and six months periods ended June 30, 2000 and June 30, 1999, no provision for taxes was recognized as we operated at a loss throughout both periods. We expect to generate significant net losses for the foreseeable future which should generate net operating loss carryforwards, thus we do not have a benefit for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    We have required significant capital to fund the construction and installation of our network within buildings and to purchase electronic equipment for installation in building and metropolitan points of presence. As of June 30, 2000, we had made capital expenditures of $138,118,000 since inception. We expect that our capital expenditures will increase substantially in future periods as we construct our networks and purchase more equipment. We will continue to seek access to additional buildings. If we are successful in gaining access to additional buildings, we will have substantial needs for additional capital for an indefinite period. We also expect to have substantial and increasing operating losses, net losses and negative EBITDA.

    In August 1999, we issued shares of common and preferred stock to a group of financial sponsors for approximately $17,000,000. Additionally, in August 1999, we issued shares of common and preferred stock to our real estate partners for approximately $34,000,000.

    On October 29, 1999, we completed an initial public offering of 16,970,550 shares of our common stock for which we received net proceeds of approximately $285,000,000. We intend to use more than $175,000,000 of the net proceeds from this offering for construction of our network and the remainder for working capital and general corporate purposes, including to fund operating losses. We may use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, services or products.

    Effective April 4, 2000 and May 22, 2000, we acquired all of the outstanding stock of two high-speed data communication companies. We acquired both companies for an aggregate purchase price of $1,984,000 and 398,000 shares of common stock, a portion of which is subject to forfeiture if certain performance targets are not achieved over the next three years.

    On June 28, 2000, we completed the issuance and sale in a private placement of an aggregate of $150,000,000 in principal amount of our 7.50% convertible subordinated notes due June 15, 2007, generating approximately $145,000,000 in net cash proceeds. The notes may be converted at the option of the holders into shares of common stock at a conversion price of $15.37 per share. Interest is payable semiannually on June 15 and December 15, commencing December 15, 2000, and is payable, at our election, in either cash or shares of common stock that have been registered under the Securities Act of 1933. The notes are redeemable at our option at any time on or after the third business day after June 15, 2004 at specified redemption prices plus accrued interest. We have agreed to specific registration rights with respect to the notes. If a registration statement with respect to the 7.50% convertible subordinated notes has not been filed with the Securities and Exchange Commission by September 26, 2000, or if the registration statement has not been declared effective by the Securities and Exchange Commission by December 25, 2000, additional interest will be payable on the notes and the underlying common stock.

    As of June 30, 2000, we had entered into warrant agreements for the issuance of 8,449,000 shares of common stock. Performance obligations underlying 7,562,000 shares of common stock had been completed as of June 30, 2000. The value of these 7,562,000 shares at June 30, 2000 was $157,251,000. At June 30, 2000 warrants underlying 708,000 shares of common stock had been exercised. The value of these exercised shares upon issuance was $11,197,000.

    As of June 30, 2000, we have $105,000,000 in vendor commitments for lease financing, subject to certain conditions. As of June 30, 2000 we have financed approximately $37,201,000 of equipment additions through these lease facilities and have outstanding capital lease obligations of approximately $32,773,000.

    As of June 30, 2000, we had committed to pay approximately $8,416,000 to carriers under our existing connectivity contracts.

    As of June 30, 2000, we had cash and cash equivalents of $196,874,000 and short-term investments of $166,334,000.

    During June 2000, we terminated our previously unused $45,000,000 credit facility.

    Effective July 26, 2000, we acquired 68% of the stock of Shared Technologies of Canada through our wholly owned subsidiary, ARC Canada, for $15,341,000, a portion of which is contingent upon the achievement of certain performance obligations.

    We estimate that the net proceeds received from the debt offering, together with our cash on hand and our capital lease facility, will be sufficient to fund our operations and the projected accelerated deployment of our network into the fourth quarter of 2001, although there can be no assurances in this regard, particularly if we make acquisitions for cash. We do, however, expect to continue our growth, expansion and the further development of our network and services beyond that point. Accordingly, we expect that we will eventually need to arrange for additional sources of capital through the issuance of debt or equity or bank borrowings. We have no commitments other than those described above for any such additional financing, and we cannot be sure that we will be able to obtain any such additional financing at the times required and on terms and conditions acceptable to us. In such event, our growth could slow and operations could be adversely affected.

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

    We also expect that we will require additional financing or require financing sooner than anticipated if our current business plans change, the assumptions underlying those plans are inaccurate or if we engage in any material acquisitions. Should we require additional capital, we may raise such capital with proceeds from public or private sales of equity and debt securities, credit facilities and other borrowings. There can be no assurance that such financing will be available on a timely basis on terms acceptable to us or at all.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to financial market risk, including changes in interest rates and marketable equity security prices, relates primarily to our investment portfolio and to a lesser extent to our outstanding debt obligations. We typically do not attempt to reduce or hedge our market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. In addition, substantially all of our outstanding indebtedness at June 30, 2000, is fixed-rate debt.

    PART II.  OTHER INFORMATION

    ITEM 2.  CHANGES IN SECURITIES

             (a)   Inapplicable.

             (b)   Inapplicable.

             (c) Effective April 4, 2000 and May 22, 2000, we acquired all of the outstanding stock of two high-speed data communication companies. We acquired both companies for an aggregate purchase price of $1,984,000 and 398,000 shares of common stock, a portion of which is subject to forfeiture if certain performance targets are not achieved over the next three years.

                   The shares issued in each of the above transactions were issued pursuant to the exemption of Section 4(2) of the Securities Act of 1933 in reliance upon representations of the shareholders of each Company.

                   On June 28, 2000, we completed the issuance and sale of $150,000,000 in aggregate principal amount of our 7.50% convertible subordinated notes due June 15, 2007. The notes are convertible at the option of the holders into common stock at any time prior to redemption, repurchase or maturity at a conversion price of $15.37 per share. Goldman, Sachs & Co. acted as the initial purchaser and received approximately $4,500,000 in fees in connection with the sale of the notes. Because the notes were issued in a private placement transaction, they may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements of the Securities Act of 1933. This transaction was effected pursuant to the exemption of Section 4(2) of the Securities Act of 1933 and Rule 144A under that act, in reliance upon the representations of the initial purchaser.

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On June 15, 2000, we held our 2000 Annual Meeting of Stockholders in Dallas, Texas. Only holders of record of common stock on the record date of May 1, 1999, were entitled to vote at the Annual Meeting. Each holder of record of common stock at the close of business on the record date was entitled to one vote per share on each matter voted upon by the stockholders at the annual meeting. As of the record date, there were 56,864,791 shares of common stock outstanding.

     The following matters were submitted for a vote by security holders:

    Proposal 1:     To elect a total of three directors, each to hold office
                    for a three-year term ending on the date of our third succeeding annual meeting of stockholders and until their respective successors shall have been duly elected and qualified.

         Set forth below is information regarding the 49,559,903 shares of common stock voted in the election of these three directors (87.15% of the total number of shares of common stock entitled to vote on such matter at the annual meeting).

    NAME                                 FOR                            WITHHELD
    -----                                ---                            --------
    David H. Crawford                49,527,842                          32,061
    John M. Todd                     49,523,337                          36,566
    Blair P. Whitaker                49,524,682                          35,221

    The following are the names of each of our other directors whose term of office continued after the meeting:

    Directors Holding Office Until 2001: John H. Davis, R. David Spreng and Rod
    F. Dammeyer (Mr. Dammeyer subsequently resigned from the Board of Directors on July 16, 2000).

    Directors Holding Office Until 2002: Stephen W. Schovee, William T. White, Mary A. Wilderotter and Jeffrey Weitzen.

    Proposal 2:

    To adopt our 2000 Employee Stock Purchase Plan.

         Set forth below is information regarding the 49,559,903 shares of common stock voted in the adoption of the 2000 Employee Stock Plan.

                 Votes FOR                            44,113,969
                 Votes AGAINST                           114,454
                 Votes ABSTAINED                          12,622
                 Broker NON-VOTE                       5,318,858

    Proposal 3:

    To adopt our 2000 Stock Option and Equity Incentive Plan.

         Set forth below is information regarding the 49,559,903 shares of common stock voted in the adoption of the 2000 Stock Option and Equity Incentive Plan.

                 Votes FOR                            38,196,281
                 Votes AGAINST                         6,030,501
                 Votes ABSTAINED                          14,263
                 Broker NON-VOTE                       5,318,858

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   List of Exhibits

              *4.1 Indenture, dated as of June 28, 2000, by and between the Company and Wilmington Trust Company, as trustee, relating to the Company's 7.50% Convertible Subordinated Notes due 2007.

              *4.2 Registration Rights Agreement, dated as of June 22, 2000, by and between the Company and Goldman, Sachs & Co. relating to the Company's 7.50% Convertible Subordinated Notes due 2007.

            **27.1      Financial Data Schedule

            *    Filed herewith.

            ** Submitted only with the electronic filing of this document with the Securities and Exchange Commission pursuant to Regulation S-T under the Securities Act.

          (b)  Reports on Form 8-K

               We filed a Current Report on Form 8-K, dated June 29, 2000, with the Securities and Exchange Commission reporting under Item 5 the announcement of a private placement of $150,000,000 of our 7.50% Convertible Subordinated Notes due 2007.


SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    August 11, 2000                  ALLIED RISER COMMUNICATIONS CORPORATION





                                     By:   /s/ Todd C. Doshier
                                           -------------------------------------
                                           Todd C. Doshier
                                           Senior Vice President and Chief
                                           Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                  EXHIBIT DESCRIPTION
------                  -------------------
   *4.1                 Indenture, dated as of June 28, 2000, by and between
                        the Company and Wilmington Trust Company, as trustee,
                        relating to the Company's 7.50% Convertible
                        Subordinated Notes due 2007.

   *4.2                 Registration Rights Agreement, dated as of June 22,
                        2000, by and between the Company and Goldman, Sachs &
                        Co. relating to the Company's 7.50% Convertible
                        Subordinated Notes due 2007.

 **27.1                 Financial Data Schedule

*    Filed herewith.

** Submitted only with the electronic filing of this document with the Securities and Exchange Commission pursuant to Regulation S-T under the Securities Act.