Form 10-Q/A
period 2000-03-31
ALLIED RISER COMMUNICATIONS CORP
filed 2000-11-09
CIK 1091535

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A-1


                               AMENDMENT NO. 1 TO
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

     1700 PACIFIC AVENUE, SUITE 400
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

         Allied Riser Communications Corporation hereby amends its Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, initially filed with the Securities and Exchange Commission on May 15, 2000, by adding Item 2 of Part II -- Changes in Securities. The statements contained below are made as of the date of the original filing.


                                    PART II.
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         (a)      Inapplicable

         (b)      Inapplicable

         (c) Effective February 2, 2000, we issued to a group of real estate owners warrants to acquire an aggregate of 660,000 shares of our common stock at an exercise price of $12.60 in consideration of real estate access rights to their buildings. These warrants are exercisable by the real estate owners on dates certain as outlined in the warrant agreements and expire on May 3, 2002. The warrants issued in the above transaction were issued pursuant to the exemption of Section 4(2) of the Securities Act of 1933 in reliance upon representations of such real estate owners.

                  Effective February 15, 2000, in consideration of services performed on our behalf we issued to a marketing firm warrants to purchase 50,000 shares of our common stock at an exercise price of $6.00 per share and 50,000 shares of our common stock at an exercise price of $14.40 per share . The warrants are exercisable immediately and expire on February 11, 2003 and February 15, 2003, respectively. The warrants issued in the above transaction were issued pursuant to the exemption of
                  Section 4(2) of the Securities Act of 1933 in reliance upon representations of the principals of such marketing firm.

                  Effective February 29, 2000, we issued to a group of real estate owners warrants to acquire an aggregate of 90,000 shares of our common stock at an exercise price of $12.60 and 166,527 shares of our common stock at an exercise price of $0 in consideration of real estate access rights to their buildings. These warrants are exercisable by the real estate owners on dates certain as outlined in the warrant agreements and expire on March 1, 2002 and August 17, 2009, respectively. The warrants issued in the above transaction were issued pursuant to the exemption of Section 4(2) of the Securities Act of 1933 in reliance upon representations of such real estate owners.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      November 9, 2000                  ALLIED RISER COMMUNICATIONS CORPORATION




                                        By:  /s/Todd C. Doshier
                                             ---------------------------------
                                             Todd C. Doshier
                                             Senior Vice President and
                                             Chief Financial Officer