Form 10-Q/A
period 2000-06-30
ALLIED RISER COMMUNICATIONS CORP
filed 2000-11-09
CIK 1091535

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

Yes  [X]   No  [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                            Number of Shares Outstanding
         Title of Class                           on July 31, 2000
         --------------                           ----------------
 Common Stock, $.0001 par value                      57,354,420


================================================================================

         Allied Riser Communications Corporation hereby amends its Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, initially filed with the Securities and Exchange Commission on August 11, 2000, by amending Item 2 of
Part II -- Changes in Securities. The statements contained below are made as of the date of the original filing.


                                    PART II.
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         (a)      Inapplicable

         (b)      Inapplicable

         (c) Effective April 4, 2000 and May 22, 2000, we acquired all of the outstanding stock of two high-speed data communication companies. We acquired both companies for an aggregate purchase price of $1,984,000 and 398,000 shares of common stock, a portion of which is subject to certain performance targets over the next three years. The shares issued in each of the above transactions were issued pursuant to the exemption of Section 4(2) of the Securities Act of 1933 in reliance upon representations of the shareholders of each company.

                  On April 19, 2000, we issued to a real estate owner warrants to acquire an aggregate of 60,000 shares of our common stock at an exercise price of $15.30 in consideration of certain access rights to its office buildings. These warrants are exercisable by the real estate owner on dates certain as outlined in the warrant agreement and expire on April 18, 2003. The securities issued in the above transaction were issued pursuant to the exemption of Section 4(2) of the Securities Act of 1933 in reliance upon representations of such real estate owner.

                  On June 28, 2000, we completed the issuance and sale of $150,000,000 in aggregate principal amount of our 7.50% convertible subordinated notes due June 15, 2007. The notes are convertible at the option of the holders into our common stock at any time prior to redemption, repurchase or maturity at a conversion price of $15.37 per share. Goldman, Sachs & Co. acted as the initial purchaser and received approximately $4,500,000 in fees in connection with the sale of the notes. Because the notes were issued in a private placement transaction, they may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements of the Securities Act of 1933. This transaction was effected pursuant to the exemption of Section 4(2) of the Securities Act of 1933 and Rule 144A under the Act, in reliance upon the representations of the initial purchaser.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    November 9, 2000                 ALLIED RISER COMMUNICATIONS CORPORATION




                                     By:  /s/Todd C. Doshier
                                        ---------------------------------------
                                          Todd C. Doshier
                                          Senior Vice President and
                                          Chief Financial Officer