Form 10-Q
period 2000-09-30
ALLIED RISER COMMUNICATIONS CORP
filed 2000-11-09
CIK 1091535

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
     (MARK ONE)

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM [     ] TO [     ]

                                   ----------

                         COMMISSION FILE NUMBER 1-15425

                                   ----------

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

                                 Yes [X] No [ ]

                                   ----------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                 Number of Shares Outstanding
        Title of Class                               on October 31, 2000
        --------------                               -------------------
 Common Stock, $.0001 par value                          58,649,307


================================================================================

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q
                                      INDEX

                                                                                                     PAGE NO.
                                                                                                     --------
PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements
          Consolidated Balance Sheets as of December 31, 1999,
            and September 30, 2000 (Unaudited) .....................................................    3
          Consolidated Statements of Operations for the Three Months
            Ended September 30, 1999 and 2000 (Unaudited) ..........................................    4
          Consolidated Statements of Operations for the Nine Months
            Ended September 30, 1999 and 2000 (Unaudited) ..........................................    5
          Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 1999 and 2000 (Unaudited) ..........................................    6
          Notes to Consolidated Financial Statements (Unaudited) ...................................    7
 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ....   13
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...............................   18

PART II.  OTHER INFORMATION
 Item 2.  Changes in Securities ....................................................................   19
 Item 5.  Other Information ........................................................................   20
 Item 6.  Exhibits and Reports on Form 8-K .........................................................   20
          Signatures ...............................................................................   20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                          DECEMBER 31,           SEPTEMBER 30,
                                                                                             1999                     2000
                                                                                         -------------           -------------
                                  ASSETS                                                                           (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents ..................................................          $     152,564           $     134,063
   Short-term investments .....................................................                162,013                 166,113
   Accounts receivable, net of reserve of  $19 and $160, respectively .........                    259                   3,635
   Prepaid expenses and other current assets ..................................                  5,454                   5,284
                                                                                         -------------           -------------
     Total current assets .....................................................                320,290                 309,095
PROPERTY AND EQUIPMENT, net ...................................................                 46,577                 167,194
REAL ESTATE ACCESS RIGHTS, net of accumulated amortization of
   $2,036 and $12,174 respectively ............................................                107,099                 127,855
GOODWILL, net of accumulated amortization of $0 and $1,773, respectively ......                     --                  20,146
OTHER ASSETS ..................................................................                  1,088                  11,335
                                                                                         -------------           -------------
     Total assets .............................................................          $     475,054           $     635,625
                                                                                         =============           =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ...........................................................          $       2,817           $       6,766
   Accrued liabilities ........................................................                 12,095                  52,949
   Current maturities of capital lease obligations ............................                  3,049                  21,009
   Current maturities of debt .................................................                     --                     760
                                                                                         -------------           -------------
     Total current liabilities ................................................                 17,961                  81,484
CAPITAL LEASE OBLIGATIONS, net of current maturities ..........................                  4,679                  31,983
CONVERTIBLE DEBENTURES (7.50% interest payable in stock or cash) ..............                     --                 150,000
                                                                                         -------------           -------------

     Total liabilities ........................................................                 22,640                 263,467

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value, 1,000,000,000 shares authorized, 56,569,000 and 58,787,000 outstanding as of December 31, 1999 and September 30, 2000, respectively (net of 96,000 and 375,000 treasury
     shares, respectively) ....................................................                      6                       6
   Additional paid-in capital .................................................                434,930                 464,691
   Warrants, authorizing the issuance of 6,336,000 and 7,132,000 shares
     as of December 31, 1999 and September 30, 2000, respectively .............                109,135                 131,229
   Deferred compensation ......................................................                (17,654)                (20,860)
   Accumulated other comprehensive income .....................................                     --                    (595)
   Accumulated deficit ........................................................                (74,003)               (202,313)
                                                                                         -------------           -------------
     Total stockholders' equity ...............................................                452,414                 372,158
                                                                                         -------------           -------------
     Total liabilities and stockholders' equity ...............................          $     475,054           $     635,625
                                                                                         =============           =============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                            1999                    2000
                                                                        ------------           ------------
                                                                                    (UNAUDITED)
REVENUE:
    Network services .........................................          $        396           $      3,351
    Value added services .....................................                    46                  1,052
                                                                        ------------           ------------
        Total revenue ........................................                   442                  4,403
OPERATING EXPENSES:
   Network operations ........................................                 1,967                 14,165
   Cost of value added services ..............................                     5                    716
   Selling expense ...........................................                 2,556                 10,401
   General and administrative expenses .......................                 6,889                 14,441
   Amortization of deferred compensation and other stock based
      expenditures ...........................................                 4,357                  4,246
   Depreciation and amortization .............................                   830                  9,781
                                                                        ------------           ------------
        Total operating expenses .............................                16,604                 53,750
                                                                        ------------           ------------
OPERATING INCOME (LOSS) ......................................               (16,162)               (49,347)
OTHER INCOME (EXPENSE):
   Interest expense ..........................................                  (399)                (3,323)
   Interest income ...........................................                   531                  5,453
                                                                        ------------           ------------
        Total other income (expense) .........................                   132                  2,130
                                                                        ------------           ------------
INCOME (LOSS) BEFORE INCOME TAXES ............................               (16,030)               (47,217)
                                                                        ------------           ------------
PROVISION FOR INCOME TAXES ...................................                    --                     --
                                                                        ------------           ------------
NET INCOME (LOSS) ............................................               (16,030)               (47,217)
ACCRUED DIVIDENDS ON PREFERRED STOCK .........................                (2,240)                    --
                                                                        ------------           ------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK .................          $    (18,270)          $    (47,217)
                                                                        ============           ============
NET INCOME (LOSS) PER COMMON SHARE ...........................          $       (.68)          $       (.87)
                                                                        ------------           ------------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ................            26,809,000             54,565,000
                                                                        ============           ============
















              The accompanying notes are an integral part of these
                       consolidated financial statements.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             1999                       2000
                                                                        --------------           --------------
                                                                                     (UNAUDITED)
REVENUE:
   Network services ..........................................          $          846           $        6,161
   Value added services ......................................                     143                    1,572
                                                                        --------------           --------------
        Total  revenue .......................................                     989                    7,733
OPERATING EXPENSES:
   Network operations ........................................                   4,776                   29,658
   Cost of value added services ..............................                      15                    1,101
   Selling expense ...........................................                   4,962                   34,425
   General and administrative expenses .......................                  16,096                   44,728
   Amortization of deferred compensation and other stock based
      expenditures ...........................................                   9,913                   12,651
   Depreciation and amortization .............................                   1,720                   22,645
                                                                        --------------           --------------
        Total operating expenses .............................                  37,482                  145,208
                                                                        --------------           --------------
OPERATING INCOME (LOSS) ......................................                 (36,493)                (137,475)
OTHER INCOME (EXPENSE):
   Interest expense ..........................................                    (861)                  (4,632)
   Interest income ...........................................                   1,362                   13,797
                                                                        --------------           --------------
        Total other income (expense) .........................                     501                    9,165
                                                                        --------------           --------------
INCOME (LOSS) BEFORE INCOME TAXES ............................                 (35,992)                (128,310)
                                                                        --------------           --------------
PROVISION FOR INCOME TAXES ...................................                      --                       --
                                                                        --------------           --------------
NET INCOME (LOSS) ............................................                 (35,992)                (128,310)
ACCRUED DIVIDENDS ON PREFERRED STOCK .........................                  (5,540)                      --
                                                                        --------------           --------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK .................          $      (41,532)          $     (128,310)
                                                                        ==============           ==============

NET INCOME (LOSS) PER COMMON SHARE ...........................          $        (1.73)          $        (2.38)
                                                                        --------------           --------------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ................              24,076,000               53,911,000
                                                                        ==============           ==============















              The accompanying notes are an integral part of these
                        consolidated financial statements.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                 (IN THOUSANDS)


                                                                                       1999                   2000
                                                                                   ------------           ------------
                                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .............................................................          $    (35,992)          $   (128,310)
   Adjustments to reconcile net loss to net cash used in operating activities -
     Depreciation and amortization ......................................                11,633                 35,296
     Changes in assets and liabilities, net of the effect of acquisitions
        Increase in accounts receivable, net ............................                  (142)                (1,989)
        (Increase) decrease in prepaid expenses .........................                  (313)                   247
        Increase in other assets ........................................                   (63)                (4,946)
        Increase in accounts payable and accrued liabilities ............                 5,153                 38,023
                                                                                   ------------           ------------
            Net cash used in operating activities .......................               (19,724)               (61,679)
                                                                                   ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ..................................                (9,350)               (79,748)
   Purchase of short-term investments, net ..............................                    --                 (4,099)
   Acquisition of businesses, net of cash acquired ......................                    --                (14,698)
                                                                                   ------------           ------------
            Net cash used in investing activities .......................                (9,350)               (98,545)
                                                                                   ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from convertible debentures, net of offering cost ...........                    --                145,000
   Payments on capital lease obligations ................................                (1,379)                (4,477)
   Payments on debt .....................................................                    --                   (351)
   Proceeds from issuance of common stock and sale of subsidiary
     stock, net of issuance costs .......................................                50,570                  1,554
   Credit facility origination fee ......................................                (1,350)                    --
                                                                                   ------------           ------------
            Net cash provided by financing activities ...................                47,841                141,726
                                                                                   ------------           ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH .................................                    --                     (3)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........................                18,767                (18,501)
CASH AND CASH EQUIVALENTS, beginning of period ..........................                41,371                152,564
                                                                                   ------------           ------------
CASH AND CASH EQUIVALENTS, end of period ................................          $     60,138           $    134,063
                                                                                   ============           ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest ...............................................          $        404           $        783
   Noncash investing and financing activities --
     Equipment acquired under capital leases ............................          $      5,009           $     45,264
     Accrued dividends and interest on preferred stock and convertible
        debentures ......................................................          $      5,540           $      2,843
     Warrants issued ....................................................          $         --           $     33,292
     Deferred compensation and other stock based expenditures ...........          $         --           $     15,857





              The accompanying notes are an integral part of these
                        consolidated financial statements.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)

1. ORGANIZATION:

    The Company is a facilities-based provider of broadband data, video and voice communications services to small-and-medium-sized businesses in major metropolitan areas in North America. The Company's services, which today include ultra high-speed Internet access and other broadband data services, are typically delivered to the Company's customers over its broadband data network built inside multi-tenant commercial office buildings. In addition to selling services to the commercial tenants of buildings in which the Company owns and operates this broadband data network, the Company leverages its market presence and brand by offering end-to-end connectivity on a resold basis to businesses located outside these buildings.

2. PRESENTATION:

    In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 30, 2000. The results of operations for the nine months ended September 30, 1999 and 2000, and cash flows for the nine months ended September 30, 1999 and 2000, are not necessarily indicative of the results of operations or cash flows to be expected for the full year. The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with generally accepted accounting principles as they apply to interim reporting. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 1999 and the notes thereto. The accompanying unaudited consolidated financial statements include all wholly owned and majority owned subsidiaries. All inter-company accounts and activity has been eliminated.

3.  COMPREHENSIVE INCOME (LOSS):

    Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period as a result of transactions from other events and circumstances from non-owner sources. It consists of net income and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Currency translation is the only item of other comprehensive income impacting the Company as follows:


                                                        THREE MONTHS              NINE MONTHS
                                                           ENDED                     ENDED
                                                       SEPT. 30, 2000            SEPT. 30, 2000
                                                      ----------------           ----------------
Net income (loss) .................................   $    (47,217,000)          $   (128,310,000)
Comprehensive income adjustments:
     Foreign currency translation adjustment ......           (595,000)                  (595,000)
                                                      ----------------           ----------------
Comprehensive income (loss) .......................   $    (47,812,000)          $   (128,905,000)

There were no transactions that required adjustment to the net income for comprehensive income presentation for the three and nine months period ending September 30, 1999.

4.  INTERNATIONAL OPERATIONS:

    The Company recognized a total of $815,000 in revenue from operations in Canada through its wholly-owned subsidiary, ARC Canada, for the three and nine months ended September 30, 2000. Long-lived assets of ARC Canada were $18,744,000 as of September 30, 2000.

5.  NET INCOME (LOSS) PER SHARE:

    Net income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS 128). SFAS 128 requires a presentation of basic EPS and diluted EPS. Basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock.

    Shares issued to employees subject to repurchase by the Company are not included in the weighted average number of common shares outstanding for the period. Options and warrants to purchase 3,886,000 and 7,132,000 shares of common stock, respectively, were outstanding at September 30, 2000.

    Diluted EPS is not presented as all potentially dilutive securities would be antidilutive, due to the net losses incurred for the three and nine months ended September 30, 1999 and 2000.

6. PROPERTY AND EQUIPMENT:

    Property and equipment as of September 30, 2000, consist of the following:


                                                                                AVERAGE
                                                                               ESTIMATED
                                                                             USEFUL LIVES
                                                                                (YEARS)
                                                                             ------------
   Office equipment and information systems...............................         4              $36,457,000
   Furniture and fixtures.................................................         7                3,900,000
   Leasehold improvements.................................................         5                2,804,000
   System infrastructure..................................................        10               23,201,000
   System equipment.......................................................         5               31,499,000
   Construction-in-progress...............................................                         83,506,000
                                                                                               --------------
                                                                                                  181,367,000
   Less -- Accumulated depreciation and amortization......................                        (14,173,000)
                                                                                               --------------
   Property and equipment, net............................................                     $  167,194,000
                                                                                               ==============

7. DEBT:

    On June 28, 2000, the Company completed the issuance and sale in a private placement of an aggregate of $150,000,000 in principal amount of its 7.50% convertible subordinated notes due June 15, 2007, generating approximately $145,000,000 in net cash proceeds. The notes may be converted at the option of the holders into shares of common stock at a conversion price of $15.37 per share. Interest is payable semiannually on June 15 and December 15, commencing December 15, 2000, and is payable, at the election of the Company, in either cash or shares of common stock that are subject to a registration statement filed under the Securities Act of 1933. The notes are redeemable at the Company's option at any time on or after the third business day after June 15, 2004 at specified redemption prices plus accrued interest. The Company has agreed to specific registration rights with respect to the notes. If a registration statement with respect to the 7.50% convertible subordinated notes has not been filed with the Securities and Exchange Commission by September 26, 2000, or if the registration statement has not been declared effective by the Securities and Exchange Commission by December 25, 2000, additional interest will be payable on the notes. As of October 31, 2000, the Company had not filed a registration statement in connection with the notes.


8. COMMITMENTS AND CONTINGENCIES:

   Operating Agreements

    The Company has entered into various operating agreements, with expirations through 2010, for lease space, equipment and license agreements. Future minimum obligations as of September 30, 2000, related to the Company's operating agreements are as follows:


    2001..................................................................................        $11,611,000
    2002..................................................................................         11,841,000
    2003..................................................................................         11,457,000
    2004..................................................................................         10,117,000
    2005..................................................................................          6,193,000
    Thereafter............................................................................          4,716,000
                                                                                               --------------
             Total minimum obligations....................................................     $   55,935,000
                                                                                               ==============

    Total operating agreement expense for the nine months ended September 30, 1999 and 2000, was approximately $1,451,000 and $6,020,000 respectively.


    Capital Leases

    The Company has entered into various capital leases for equipment. Future minimum lease obligations as of September 30, 2000, related to the Company's capital leases are as follows:

2001 .....................................................................................          $ 23,899,000
2002 .....................................................................................            19,698,000
2003 .....................................................................................            12,229,000
2004 .....................................................................................               938,000
2005 .....................................................................................                93,000
                                                                                                    ------------
         Total minimum lease obligations .................................................            56,857,000
Less - Amounts representing interest .....................................................            (3,865,000)
                                                                                                    ------------
Present value of minimum lease obligations ...............................................            52,992,000
Current maturities .......................................................................           (21,009,000)
                                                                                                    ------------
Capital lease obligations, net of current maturities .....................................          $ 31,983,000
                                                                                                    ============

    Currently, the Company has received $108,650,000 in vendor commitments for lease financing, subject to certain conditions. The Company has approximately $52,343,000 available for lease financing.


   Connectivity Contracts

    In order to provide its services, the Company must connect each in-building network to a central facility in each metropolitan area, usually over broadband lines that are leased from other carriers. At this metropolitan hub, the Company aggregates and disseminates network traffic for Internet connectivity. The Company has secured contracts that range from monthly to five years for local transport and up to three years for national inter-city transport. The Company incurs fixed monthly charges for local connectivity. For national connectivity, the Company incurs fixed monthly charges plus incremental charges for customer usage above a certain volume. In addition, in the event the Company fails to meet its minimum volume commitments for national connectivity, it may be obligated to pay underutilization charges.


    Future minimum obligations as of September 30, 2000, related to the Company's connectivity contracts are as follows:


2001 ...............................         $ 11,730,000
2002 ...............................            1,290,000
2003 ...............................              942,000
2004 ...............................               70,000
Thereafter .........................               15,000
                                             ------------
       Total minimum obligations ...         $ 14,047,000
                                             ============

   Minority Interest

    No minority interest is reflected as the Company's 68% owned subsidiary is generating losses.

9.  EQUITY:

COMMON STOCK

    The Company has repurchased 279,000 shares of unvested restricted common stock during the nine months ended September 30, 2000. At September 30, 2000 warrants underlying 697,000 shares of stock were exercised (see Warrants). During the nine months ended September 30, 2000, 1,791,000 shares of common stock were issued related to acquisitions (see Note 10), a portion of which is subject to forfeiture if certain performance targets are not achieved over the next three years.

WARRANTS

    The Company has issued and plans to continue to issue to real estate partners and their affiliates warrants to acquire shares of common stock in exchange for the right to install its broadband data networks in these real estate entities' buildings. The warrants are exercisable upon the occurrence of certain events, as defined in the warrant acquisition agreements.

    The number of warrants the Company is obligated to issue may be adjusted if certain telecommunication license agreements are not executed and delivered in accordance with the parameters outlined in the warrant acquisition agreements. Accordingly, the date for determining the value of the warrants is the date on which the telecommunications license agreements are signed and delivered, as defined, and the real estate partners effectively complete their performance element of the warrant acquisition agreement. At this date, the Company will measure the fair value of the warrants based on an acceptable pricing model. The warrants also are subject to forfeiture as a result of subsequent events of default by the real estate partners as outlined in the warrant acquisition agreement.

    As of September 30, 2000, the Company has entered into agreements for the issuance of 8,705,000 shares of common stock. Performance obligations underlying 7,829,000 shares of common stock had been completed as of September 30, 2000. The value of these 7,829,000 shares at September 30, 2000 was $142,426,000. At September 30, 2000 warrants underlying 697,000 shares of common stock had been exercised. The value of these exercised shares upon issuance was $11,197,000.

COMPENSATION CHARGE AND OTHER STOCK BASED EXPENDITURES

    The Company completed an initial public offering of its securities on October 29, 1999. The estimated fair market value of the Company's common stock (as implied by the IPO price) exceeded management's determination of fair value of each stock option grant and restricted stock grant made prior to the IPO. Therefore, the Company has recognized a total compensation charge of $33,047,000 for the excess of the IPO price over the pre-IPO stock option grant and restricted stock grant price. As of September 30, 2000, $9,464,000 is being deferred and amortized over the remaining employee service period. The total compensation charge may be reduced when employees terminate prior to vesting.

    In connection with acquisitions, the Company has entered into various employment agreements with former owners and employees. The Company recognized a compensation charge of $12,749,000 related to restricted stock granted to employees of the acquired companies. As of September 30, 2000, $11,396,000 is being deferred and amortized over the remaining employee service period.

    During 2000, the Company has issued or has committed to issue warrants and options, in consideration of professional services, to purchase a total of 253,000 shares of common stock at exercise prices between $6.00 and $18.00. In connection with the issuance of the warrants, the Company has recognized an expense of $2,397,000 through September 30, 2000.


10.  ACQUISITIONS:

    During the third quarter, the Company through its wholly-owned subsidiary, ARC Canada, acquired 68% (giving effect to the sale to third parties of $2,039,000 of the stock of such acquired company) of the common stock of Shared Technologies of Canada for $15,341,000, a portion of which is contingent upon the achievement of certain performance obligations. Additionally during the third quarter of 2000, the Company acquired all of the outstanding stock of two high-speed data communication and professional services companies for an aggregate initial purchase price of $4,842,000 in cash, notes, warrants and common stock. The purchase price for the latter two acquisitions may increase or decrease based on the future value of our common stock and the quantity of common stock and warrants to be issued. The total purchase price for these two acquisitions and the quantity of cash, common stock and warrants to be issued in these two acquisitions are subject to the achievement of certain performance targets over the next twelve months. The acquired companies, individually or in the aggregate, are not significant acquisitions under the rules of the Securities and Exchange Commission.

    The following table presents the unaudited pro forma results of operations of the Company for the three and nine months ended September 30, 1999 and 2000 as if the acquisitions made this quarter had been consummated at the beginning of each of the periods presented. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results which may occur in the future.


                                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                      SEPT. 30, 1999    SEPT. 30, 2000     SEPT. 30, 1999      SEPT. 30, 2000
                                                      --------------    --------------     --------------      --------------
Revenues .............................................$   3,006,000      $   6,019,000      $   8,120,000      $  16,596,000
Net income (loss) before extraordinary items .........  (16,476,000)       (48,497,000)       (37,361,000)      (130,430,000)
Net income (loss) applicable to common stock .........  (18,716,000)       (48,497,000)       (42,901,000)      (130,430,000)
Net income (loss) per share, basic and diluted .......         (.70)              (.89)             (1.78)             (2.42)

    During the nine months ended September 30, 2000, the Company acquired five companies. Each of these acquisitions was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of the acquired companies have been included in the Company's consolidated financial statements since the acquisition dates. The Company acquired these companies for an aggregate initial purchase price at September 30, 2000 of $23,096,000 of which $3,669,000 is contingent upon the achievement of certain performance targets. The aggregate fair value of the assets acquired was $8,338,000 and liabilities assumed were $11,644,000. Goodwill of $21,919,000 has been recorded to reflect the total excess of the purchase price over the fair value of the net assets for all such acquisitions. The Company is amortizing such goodwill over a three-year period. The Company's purchase price allocation of the acquisitions is preliminary and may be adjusted as additional information is obtained. In addition to the amounts paid at closing, the Company has entered into various employment agreements with former owners and employees which are disclosed in Note 9.


11. RECENT ACCOUNTING PRONOUNCEMENTS:

    In December 1999, the SEC issued a Staff Accounting Bulletin (SAB) No. 101. "Revenue Recognition in Financial Statements," which currently must be adopted by December 31, 2000. SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental costs. The Company is continuing to assess the impact of SAB No. 101.


12. SUBSEQUENT EVENTS:

    In connection with management and employee changes initiated during October, the Company has made preliminary estimates that the related severance benefits will cost approximately $2,500,000. As a result of these changes, the Company anticipates a net reduction in deferred compensation charges previously recognized of approximately $7,500,000, of which approximately $2,400,000 has already been expensed and approximately $5,100,000 remained to be expensed.

    During October the Company's Board of Directors authorized the issuance of approximately 2,600,000 shares and options in connection with the employment of new senior management and approximately 3,000,000 options in connection with the retention of existing employees at exercise prices ranging between $0.00 and $4.91. The Company anticipates the recognition of approximately $5,600,000 in deferred compensation charges with regard to these issuances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We are a facilities-based provider of broadband data, video and voice communications services to small-and-medium-sized businesses within facilities operating or constructed in 54 major metropolitan areas in North America. We typically deliver our services over our network that we design, construct, own and operate inside large-and-medium-sized office buildings. Today, over this infrastructure, we offer ultra high-speed Internet access and other broadband data services. Broadband data services are services that are enabled by high-speed dedicated data transmission capacity. We have the capability to provide services using wireless, optical and copper-based technologies. As of September 30, 2000, we had our broadband data network operating or constructed inside more than 750 office buildings with more than 280 million rentable square feet. We have agreements with building owners to install and operate our network in more than 1,475 office buildings with more than 450 million rentable square feet in North America.

    Internet access services, which we provide using our broadband data network, enable a direct connection to the Internet at speeds up to 175 times faster than standard dial-up services and are always-on. We believe that our service offers a combination of price and performance to our target customers that is superior to competing offerings. Our business-oriented television is the first of many additional connectivity services and broadband-enabled applications and content that we intend to offer using our network. We intend to take advantage of our growing market presence and brand by also offering similar broadband services to our customers' branch offices and other businesses located in buildings in which we have not installed our network.

    We use our in-building broadband data network to transmit data to and from each of our customers at speeds up to ten million bits of data per second. Using commercially available equipment in buildings where we have installed fiber-optic equipment, we can increase this transmission speed to one billion bits of data per second. We connect each building network to a central facility in each metropolitan area, usually over lines we lease from other carriers. At this metropolitan hub, we aggregate and disseminate network traffic for Internet connectivity and our other broadband services.

    Since our inception in December 1996, our principal activities have included developing our business plan, raising capital and debt, hiring management and other key personnel, designing and developing our network inside buildings, acquiring equipment and facilities, entering into agreements with building owners and real estate managers and beginning the deployment of our network. In September 1997, we began installing our network, and we began operating our first in-building network in January 1998.

    To rapidly establish a strong position in the markets we target, we have heavily invested in our network. We incur costs in the design and installation of our in-building infrastructure, which is typically installed within a secure conduit located in the building's riser, which is the building's vertical utility shaft. We also invest in electronic equipment that is needed to connect our network to the Internet. We have incurred significant costs and expect to incur additional costs building and refining our operational support systems, which to date have included the purchase and implementation of software to facilitate customer acquisition, billing, collections, and network management.

    As a result of our development activities and the deployment of our network, from inception to date we have incurred significant operating losses, net losses and negative EBITDA. We expect that the continued expansion of our operations will result in additional operating losses, net losses and negative EBITDA. As a result of our limited operating history, prospective investors have limited operating and financial data upon which to base an evaluation of our performance and an investment in our common stock.

RECENT DEVELOPMENTS

    During the third quarter, we announced a phased business plan that allows for more managed and measured deployment and utilization of our network, direct sales force, application products and services, and customer support infrastructure. Implementation of this revised plan includes reducing expenses and the number of employees. On October 2, 2000, we initiated a reduction in force in which 115 employees were separated from our operations. As part of this phased business plan, we are approaching our initial network installation and technology choice in each building, as well as network enhancements, on a more demand-driven model. We have elected to broaden our network architecture to include digital subscriber lines as well as other broadband data infrastructure and technologies. This approach is designed to achieve deeper customer penetration inside buildings where we have installed our network and penetration of products and services within those customers.

RESULTS OF OPERATIONS

    Network Services Revenue. Network services revenue for the three months ended September 30, 2000, increased to $3,351,000 as compared to $396,000 for the corresponding period of the prior year. Network services revenue was $6,161,000 for the nine months ended September 30, 2000 compared to $846,000 for the corresponding period of the prior year. The increase is attributable to growth in the number of customers resulting from increased sales and marketing efforts concentrated in our networked properties and the increased penetration of our network into new buildings. Additionally, the operations of ARC Canada, a wholly-owned subsidiary, resulted in increased network services revenue of $742,000 for the three and nine months ended September 30, 2000.

    Value Added Services Revenue. Value added services revenue for the three months ended September 30, 2000, increased to $1,052,000 as compared to $46,000 for the corresponding period of the prior year. Revenue was $1,572,000 for the nine months ended September 30, 2000 compared to $143,000 for the corresponding period of the prior year. The increase this quarter is primarily the result of the acquisition of two high-speed data communication and professional services companies. The residual increase is due to the continued expansion of our network and product offerings.

    Network Operations. Network operations expenses were $14,165,000 for the three months ended September 30, 2000 and $1,967,000 for the three months ended September 30, 1999. Network operations expenses were $29,658,000 for the nine months ended September 30, 2000 and $4,776,000 for the nine months ended September 30, 1999. This increase is consistent with the expansion of our network and the resulting increase in transport, licensing and customer support costs.

    Cost of Value Added Services. Cost of value added services were $716,000 for the three months ended September 30, 2000 and $5,000 for the three months ended September 30, 1999. Cost of value added services were $1,101,000 for the nine months ended September 30, 2000 and $15,000 for the nine months ended September 30, 1999. The increase this quarter is primarily the result of the acquisition of two high-speed data communication and professional services companies.

    Selling Expense. Selling expenses were $10,401,000 for the three months ended September 30, 2000 and $2,556,000 for the three months ended September 30, 1999. Selling expenses were $34,425,000 for the nine months ended September 30, 2000 and $4,962,000 for the nine months ended September 30, 1999. This increase is attributable to the expansion of sales and marketing efforts including commissions, development of corporate identification, promotional and advertising materials, the establishment of sales demonstration centers, market launch events and hiring sales personnel.

    General and Administrative Expenses. General and administrative expenses were $14,441,000 for the three months ended September 30, 2000 and $6,889,000 for the three months ended September 30, 1999. General and administrative expenses were $44,728,000 for the nine months ended September 30, 2000 and $16,096,000 for the nine months ended September 30, 1999. This increase is consistent with our development activities and the construction of our operating infrastructure. Our number of general and administrative employees increased to 416 as of September 30, 2000 as compared to 186 at September 30, 1999.

    Amortization of Deferred Compensation and Other Stock Based Expenditures. Amortization of deferred compensation and other stock based expenditures was $4,246,000 for the three months ended September 30, 2000 and $4,357,000 for the three months ended September 30, 1999. Through September 30, 2000, we recorded a total of $12,651,000 of amortization of deferred compensation, as compared to a balance of $9,913,000 for the nine months ended September 30, 1999.

    Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2000 increased to $6,985,000 as compared to $830,000 for the corresponding period of the prior year. Depreciation and amortization for the nine months ended September 30, 2000 increased to $12,507,000 as compared to $1,720,000 for the corresponding period of the prior year. This increase was primarily due to the increase in system infrastructure and system equipment placed in service. Amortization of real estate access rights was $2,796,000 for the three months ended September 30, 2000 and $10,138,000 for the nine months ended September 30, 2000.

    Other Income (Expense). Other income (expense) was $2,130,000 for the three months ended September 30, 2000 and $132,000 for the three months ended September 30, 1999. Other income was $9,165,000 for the nine months ended September 30, 2000 and $501,000 for the nine months ended September 30, 1999. The change in other income (expense) is primarily due to an increase in interest income as a result of the October 1999 initial public offering proceeds and our June 2000 note offering.

    Provision For Income Taxes. For the three and nine months periods ended September 30, 2000 and September 30, 1999, no provision for taxes was recognized as we operated at a loss throughout both periods. We expect to generate significant net losses for the foreseeable future which should generate net operating loss carryforwards. No benefit for net operating carryforwards is being recognized.

LIQUIDITY AND CAPITAL RESOURCES

    We have required significant capital to fund the construction and installation of our network within buildings and to purchase electronic equipment for installation in building and metropolitan points of presence. As of September 30, 2000, we had made capital expenditures of $175,451,000 since inception. Although reduced from historic levels, we expect that our capital expenditures will continue in future periods as we construct our network and purchase more equipment. We continue to seek access to additional buildings. The combination of a more demand-driven capital model, in conjunction with a more managed and measured network deployment schedule, should enable us to complete our first phase of network deployment without additional capital. The first phase of our network deployment schedule projects providing broadband services to approximately 800 million square feet of office buildings. We also expect to have additional operating losses, net losses and negative EBITDA.

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

    During the second quarter, we acquired all of the outstanding stock of two high-speed data communication companies. We acquired both companies for an aggregate purchase price of $1,984,000 and 398,000 shares of common stock, a portion of which is subject to certain performance targets over the next three years.

    On June 28, 2000, we completed the issuance and sale in a private placement of an aggregate of $150,000,000 in principal amount of its 7.50% convertible subordinated notes due June 15, 2007, generating approximately $145,000,000 in net cash proceeds. The notes may be converted at the option of the holders into shares of common stock at a conversion price of $15.37 per share. Interest is payable semiannually on June 15 and December 15, commencing December 15, 2000, and is payable, at our election, in either cash or shares of common stock that are subject to a registration statement filed under the Securities Act of 1933. The notes are redeemable at our option at any time on or after the third business day after June 15, 2004 at specified redemption prices plus accrued interest. We have agreed to specific registration rights with respect to the notes. If a registration statement with respect to the 7.50% convertible subordinated notes has not been filed with the Securities and Exchange Commission by September 26, 2000, or if the registration statement has not been declared effective by the Securities and Exchange Commission by December 25, 2000, additional interest will be payable on the notes. As of October 31, 2000, we had not filed a registration statement in connection with the notes.

    During the third quarter, through our wholly-owned subsidiary, ARC Canada, we acquired 68% (giving effect to the sale to third parties of $2,039,000 of the stock of such acquired company) of the common stock of Shared Technologies of Canada for $15,341,000, a portion of which is contingent upon the achievement of certain performance obligations. Additionally during the third quarter of 2000, we acquired all of the outstanding stock of two high-speed data communication and professional services companies for an aggregate initial purchase price of $4,842,000 in cash, notes, warrants and common stock. The purchase price for the latter two acquisitions may increase or decrease based on the future value of our common stock and the quantity of common stock and warrants to be issued. The total purchase price for these two acquisitions and the quantity of cash, common stock and warrants to be issued in these two acquisitions are subject to the achievement of certain performance targets over the next twelve months.

    As of September 30, 2000, we have entered into agreements for the issuance of warrants to acquire 8,705,000 shares of common stock. Performance obligations underlying 7,829,000 shares of common stock had been completed as of September 30, 2000. The value of these 7,829,000 shares at September 30, 2000 was $142,426,000. At September 30, 2000 warrants underlying 697,000 shares of common stock had been exercised. The value of these exercised shares upon issuance was $11,197,000.

    As of September 30, 2000, we have $108,650,000 in vendor commitments for lease financing, subject to certain conditions, and we have approximately $52,343,000 available for lease financing.

    As of September 30, 2000, we had committed to pay approximately $14,047,000 to carriers under our existing connectivity contracts.

    As of September 30, 2000, we had cash and cash equivalents of $134,063,000 and short-term investments of $166,113,000.

    During October 2000, our Board of Directors authorized the issuance of approximately 2,600,000 shares and options in connection with the employment of new senior management and approximately 3,000,000 options in connection with the retention of existing employees at exercise prices ranging between $0.00 and $4.91.

    We estimate that our cash on hand and our capital lease facilities will be sufficient to fund our operations and the projected deployment of the first phase of our network, although there can be no assurances in this regard, particularly if we make acquisitions for cash. We expect that the first phase of our revised network deployment should be completed by 2004. We do, however, expect to continue our growth, expansion and the further development of our network and services beyond that point. We have no commitments other than those described above for any additional financing, and we cannot be sure that we will be able to obtain any such additional financing at the times required and on terms and conditions acceptable to us. In the event we need additional financing and cannot obtain additional financing, our growth could slow and operations could be adversely affected.

    The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of many factors. These factors include:

o   the cost of network development in each of our markets;

o   demand for our services;

o   our ability to meet our construction schedules and connectivity delivery;

o   the nature and penetration of new services that may be offered by us;

o   obtaining favorable prices for purchases of equipment;

o our ability to develop, acquire and integrate the necessary operational support systems;

o   regulatory changes; and

o   changes in technology and competitive developments beyond our control.

    We also expect that we will require additional financing or require financing sooner than anticipated if our current business plans change, the assumptions underlying those plans are inaccurate or if we engage in any material acquisitions or international expansions. Should we require additional capital, we may raise such capital with proceeds from public or private sales of equity and debt securities, credit facilities and other borrowings. There can be no assurance that such financing will be available on a timely basis on terms acceptable to us or at all.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to financial market risk, including changes in interest rates and marketable equity security prices, relates primarily to our investment portfolio and to a lesser extent to our outstanding debt obligations. We typically do not attempt to reduce or hedge our market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. In addition, substantially all of our outstanding indebtedness at September 30, 2000, is fixed-rate debt.

    PART II.  OTHER INFORMATION

    ITEM 2.  CHANGES IN SECURITIES

            (a) Inapplicable.

            (b) Inapplicable.

                On August 30, 2000 and September 12, 2000 respectively, we acquired all of the outstanding stock of two high-speed data communication and professional services companies for an aggregate initial purchase price of $4,842,000 in cash, notes, warrants and common stock. The number of shares of common stock and warrants to be issued pursuant to each acquisition is subject to the achievement of certain performance targets over the next twelve months by such acquired companies. In connection with the initial closing of these transactions, we issued, subject to the achievement of certain performance targets over the next twelve months, warrants to purchase 250,000 shares of common stock at an exercise price of $7.65 per share with an expiration date of August 29, 2005 and 1,424,000 shares of common stock. Additionally in connection with the initial closing, we issued promissory notes in an aggregate amount of $610,000.

                The shares issued in the above transactions were issued pursuant to the exemption of Section 4(2) of the Securities Act of 1933 in reliance upon representations of the shareholders of each Company.

                On August 30, 2000, we issued to a professional services firm warrants to purchase 50,000 shares of common stock at an exercise price of $13.25 in consideration of services performed. The securities issued in the above transaction were issued pursuant to the exemption of Section 4(2) of the Securities Act of 1933 in reliance upon representations of the officers of such firm.

            (d) Inapplicable.

ITEM 5. OTHER INFORMATION

    On October 13, 2000, Gerald Dinsmore was named President and Chief Executive Officer and was elected to the Board of Directors, effective upon the commencement of his employment. On November 6, 2000, Terri Compton was named Chief Operating Officer.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    (a) List of Exhibits

         10.1 Allied Riser Communications Corporation 2000 Employee Stock Purchase Plan (filed with the definitive Proxy Statement dated May 3, 2000 and incorporated herein by reference).

         10.2 Allied Riser Communications Corporation 2000 Employee Stock Option and Equity Incentive Plan (filed with the definitive Proxy Statement dated May 3, 2000 and incorporated herein by reference).

        *27.1 Financial Data Schedule

       * Submitted only with the electronic filing of this document with the Securities and Exchange Commission pursuant to Regulation S-T under the Securities Act.

    (b) Reports on Form 8-K

        We filed with the Securities and Exchange Commission a Current Report on Form 8-K, dated September 19, 2000, reporting under Item 5 the announcement of certain changes in management and the resignations of Messrs. Todd and Davis as officers and directors.

        We filed with the Securities and Exchange Commission a Current Report on Form 8-K, dated October 16, 2000, reporting under Item 5 the announcement of the resignations of Mr. Crawford as Chief Executive Officer and director, and Mr. Weitzen and Ms. Wilderotter as directors.



SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    November 8, 2000                   ALLIED RISER COMMUNICATIONS CORPORATION





                                          By: /s / Todd C. Doshier
                                              ---------------------------------
                                              Todd C. Doshier
                                              Senior Vice President and Chief
                                                Financial Officer

                                INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                  EXHIBIT DESCRIPTION
       -------                 -------------------
       10.1                Allied Riser Communications Corporation 2000 Employee
                           Stock Purchase Plan (filed with the definitive Proxy
                           Statement dated May 3, 2000 and incorporated herein
                           by reference).

       10.2                Allied Riser Communications Corporation 2000 Employee
                           Stock Option and Equity Incentive Plan (filed with the definitive Proxy Statement dated May 3, 2000 and incorporated herein by reference).

      *27.1                Financial Data Schedule


      * Submitted only with the electronic filing of this document with the Securities and Exchange Commission pursuant to Regulation S-T under the Securities Act.