Form 10-K
period 2000-12-31
ALLIED RISER COMMUNICATIONS CORP
filed 2001-04-02
CIK 1091535

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing sales price of the registrant's common stock on the Nasdaq National Market on March 27, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $88,733,442.

     As of March 27, 2001, the number of shares of common stock outstanding was 61,706,149.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-K incorporates certain information by reference from the registrant's Proxy Statement to be delivered in connection with the Annual Meeting of Stockholders of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                       TO
                   ALLIED RISER COMMUNICATIONS CORPORATION'S
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................   18
Item 3.   Legal Proceedings...........................................   18
Item 4.   Submission of Matters to a Vote of Security Holders.........   19

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   19
Item 6.   Selected Financial Data.....................................   20
Item 7    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   22
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   29
Item 8.   Financial Statements and Supplementary Data.................   30
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   30

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   30
Item 11.  Executive Compensation......................................   30
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   30
Item 13.  Certain Relationships and Related Transactions..............   31

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   31
          Signatures..................................................   35

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     We are a facilities-based provider of broadband data, video and voice communications services to small-and medium-sized businesses with facilities operating or constructed in 54 major metropolitan statistical areas in North America (including Canada). We typically deliver our services over our network that we design, construct, own and operate inside large- and medium-sized office buildings. Today, we offer high-speed Internet access, enhanced conference calling services, web hosting, web design, managed network security, remote access and professional information technology services. We have the capability to provide services using wireless, optical and copper-based technologies. As of December 31, 2000, we had our broadband data network operating or constructed inside 845 office buildings with more than 300 million rentable square feet. We have agreements with real estate owners to install and operate our network in more than 1,950 office buildings totaling more than 450 million rentable square feet in North America.

     Our predecessor, RCH Holdings, Inc., was formed in 1996. We were formed on November 2, 1998, as a Delaware corporation. Immediately following our incorporation, a reorganization of RCH Holdings, Inc. occurred. The wholly owned subsidiaries of RCH Holdings, Allied Riser Communications, Inc. and Carrier Direct, Inc., both Texas corporations, distributed their assets and liabilities to RCH Holdings in a complete liquidation and dissolution. Thereafter, RCH Holdings transferred all of its assets and liabilities to us in exchange for shares of common stock. We then contributed these assets and liabilities to our wholly owned subsidiary, Allied Riser Operations Corporation. In June 1997, we began installing our network, and we began operating our first in-building network in January 1998. In 1998 we sold equity to several sponsors and, in 1999, we completed another round of private equity financing and signed agreements with owners and managers of significant real estate portfolios. In October 1999, we completed an initial public offering of our common stock. During the second quarter of 2000, we acquired all of the outstanding stock of two high-speed data communication companies. During the third quarter of 2000, we acquired all of the outstanding stock of two professional services and data communication companies, and, through our wholly owned subsidiary, ARC Canada, we acquired 68% of the common stock of Shared Technologies of Canada.

     Our principal executive office is currently located at 1700 Pacific Avenue, Suite 400, Dallas, Texas 75201 and our telephone number is (214) 210-3000.

     Internet access services, which we provide using our broadband data network, can enable a direct connection to the Internet at speeds up to 175 times faster than standard dial-up services and are always on. We believe that our service offers a combination of price and performance to our target customers that is superior to competing offerings. We seek to enhance existing customer relationships by also offering similar broadband services to our customers' branch offices and other businesses located in buildings in which we have not installed our network.

     We use our in-building, broadband data network to transmit data to and from each of our customers at a variety of speeds up to ten million bits of data per second. Utilizing information on the demand characteristics of customers in a particular building, we install our broadband data equipment by connecting each building network to a central facility in each metropolitan area, usually over lines we lease from other carriers. At this metropolitan hub, we aggregate and disseminate network traffic for Internet connectivity and our other broadband services. Depending on the speed of the leased circuit and the equipment installed, our network can transmit data at speeds of one billion bits of data per second.

OUR STRATEGY

     Demand for connectivity to the Internet has grown as businesses have realized that the Internet can significantly enhance communications among offices and employees as well as with customers and suppliers. In addition, more and more businesses use the Internet to conduct business and more effectively manage their human resources, allocate capital, reduce operating costs, access valuable information and reach new markets.

While most large enterprises build or lease expensive, dedicated high-speed networks, many small- and medium-sized businesses are using comparatively slow dial-up connections. We believe that faster, always-on connections enhance the productivity of employees of small- and medium-sized businesses.

     In addition to Internet connectivity, small- and medium-sized businesses demand enhanced services such as web hosting, web design, network security, professional information technology support, e-commerce, video conferencing, data storage and retrieval, conference calling and branch office connectivity. However, most small- and medium-sized businesses do not have full access to these services because the existing in-building infrastructure is unable to provide broadband services to small tenants. Businesses of moderate size also do not usually have the resources to fully analyze evolving service options on their own.

     Our objective is to be the primary provider of broadband communications services to our target market. To achieve this objective, we employ the following strategies:

     - Partner with real estate owners. We partner with large-scale real estate owners and secure the right to install our broadband data network inside office buildings that meet our strategic criteria. We believe that having our services available in the building assists the real estate owner in its tenant leasing and retention efforts. We generally target buildings with more than 100,000 rentable square feet and 10 or more tenants. We pay real estate owners either a modest portion of the gross revenue we generate from tenants in their buildings or a fixed rental fee.

     - Sell high-speed Internet access connections. Our Internet access products are able to operate at speeds that are otherwise typically unavailable or unaffordable to small- and medium-sized businesses. Our network can provide service at speeds substantially faster than those usually available with digital subscriber lines, cable modems, dial-up modems, integrated services digital network lines and T-1 circuits, the last of which transmits at 1.54 million bits of data per second. Additionally, while dial-up connections require a user to dial a phone number and wait while the modem connects to the Internet, our service is always on, providing an instantaneous connection and the capability to send and receive data continuously.

     - Sell a broad range of bandwidth-enabled applications. In addition to providing high-speed Internet service, we offer enhanced conference calling services, web hosting, web design, managed network security, remote access and professional information technology services to our customers. These advanced applications help us generate demand for connections to our network and improve the usefulness of those broadband connections.

     - Expand our service offerings. We seek to widen our array of advanced broadband communications service offerings. For example, we are pursuing partnerships with various application service providers, which will allow us to further leverage our broadband data network. Because we own in-building broadband data networks, we are able to provide these broadband services reliably and directly to our customers.

     - Design networks for the future. We designed our network architecture to be robust enough to handle the predicted expansion of broadband capacity and services. Our network is easily upgradeable with the use of commercially available equipment and software, and we expect further technological developments to continue to improve the data transmission capacity of our facilities. As our customers' needs evolve, our network architecture enables us to provide customers with higher bandwidth and new broadband services.

     - Target small- medium-sized businesses. We believe that small- and medium-sized businesses are underserved by Internet, data and voice communications service providers. Our in-building infrastructure positions us to provision rapidly and provide superior broadband communications products and services directly to these targeted customers.

     - Focus sales and marketing efforts. We focus our sales and marketing efforts primarily on tenants of buildings in which we own and operate our network. We have developed building-specific marketing and promotional techniques, such as lobby events and advertising in landlord newsletters. In many cases, we work with building managers to demonstrate our services to tenants and prospective tenants.

     - Provide affordable services and products with a range of choices for customers. We offer our customers pricing on a per desktop or a per port basis, i.e., a designated bandwidth basis that makes our services affordable and scalable for our customers. In 2001 we began offering our customers data communication service bundles that combine a broad range of high-speed connectivity, business communication applications and professional network management services, including Internet connections, multiple customer-branded e-mail accounts, web hosting, remote access, a desktop business portal with a customer-specific design and professional information technology services. This approach permits our customers to initiate a relationship with us for a low monthly cost and increase the services purchased from us as our products demonstrate their ability to enhance productivity.

     - Deliver excellent customer care and reliability. We are dedicated to providing our customers with the highest levels of customer service and satisfaction in the industry. We believe we enjoy a competitive advantage because our network and electronic equipment are located inside buildings occupied by our customers. We provide support for our services through a national customer care center and a national operations control center, both located in Richardson, Texas. The national centers are staffed 24 hours a day, 365 days per year, and continuously monitor the network to detect disruptions in service, remotely resolve problems, configure networks, and compile data on customer service levels. In addition, field operations personnel augment our customer care center by providing support to the metropolitan markets that we serve.

     - Provide rapid, easy installation. Unlike other providers of bandwidth-enabled services who rely on local telephone companies to complete each customer installation, we are able to independently provision a customer within a few days. We connect each customer's local area network directly to our network so that our customers usually do not need to purchase or install any new equipment.

     - Own the key elements of the local broadband network. We strive to be the first broadband communications provider that owns the critical first mile of broadband data connection in the buildings we target. While local and long distance broadband capacity has recently become readily available from a wide variety of providers, in-building broadband capacity is typically not available. We believe that our in-building broadband data networks are highly valuable because they allow us to provide scalable, high-speed communications services to the businesses we target.

     - Offer services to customers in selected other buildings. Although we focus our sales and marketing efforts on buildings in which we have installed our broadband data network, by also offering our services outside these buildings we are better able to serve the communications needs of our customers. For example, we can offer our customers wide-area network services to reach their branch offices located in buildings in which we have not installed a broadband data network. We believe that by selectively offering our services outside buildings in which we own broadband facilities, we can generate additional revenue with only modest incremental sales and marketing costs.

PRODUCTS AND SERVICES

     Our products and services are designed for small- and medium-sized businesses and today include high-speed Internet access, enhanced conference calling services, web hosting, web design, managed network security, remote access and professional information technology services. Our LightSpeed Office(TM) suite of broadband data communication services address the data communications needs of small- and medium-sized businesses. Our offerings enable business customers to choose from a variety of data communication service bundles that combine a broad range of high-speed connectivity, business communication applications and managed information technology services. Our products and services, as well as certain additional products and services that we intend to offer in the future, are summarized as follows:

CONNECTIVITY PRODUCTS                BANDWIDTH-ENABLED APPLICATIONS  MANAGED IT SERVICES
---------------------                ------------------------------  -------------------
-Internet Access services via        -ARC Voice Conferencing         -IT Operational Support
 ARC OpticNet(TM) Port, Server and   -Customer Branded or             Services
 Desktop                              Unbranded E-mail Accounts      -IT Project Services
-Security Services via ARCWatch(TM)  -Web Hosting & Design              Network Assessment
-Remote LAN Access and Internet       Services                          Network Design
 Dial Access                         -Content Services                  Network Integration
-Virtual Private Networks            -Desktop Business Portal           Cabling Infrastructure
-Voice                               -Business Television               Technology Migration
                                     -Domain Name Registration       -Premium OpticNet
                                                                      Installation

     Connectivity products. We use our in-building broadband data infrastructure and network to provide high speed, always-on Internet access. Utilizing information on the demand characteristics of customers in a particular building, we design and install our network to enable us to easily provide higher bandwidth to customers as their needs evolve. Our fiber-optic Internet access service is up to 175 times faster than standard dial-up modems and operates at speeds substantially faster than a T-1 circuit, which transmits data at 1.54 million bits of data per second. In addition, because our infrastructure provides a dedicated broadband data connection for each customer, our customer's Internet traffic is secure from other customers in the building. We believe our connectivity services offer a combination of price and performance that is substantially better than alternative service offerings that are currently available to our target customers. We also offer branch office connections to enable our customers to exchange data with their remote offices.

     We offer our products and services at competitive rates. Internet access service has generally been purchased under month-to-month contracts. Historically, we have charged an initial installation service fee and minimum monthly fee for Internet access on a per desktop basis. In addition to our per desktop basis service, pursuant to our new LightSpeed Office services, customers may select one of four pre-packaged service levels and are charged based on service levels rather than on a per desktop basis. Our pricing is competitive with other broadband Internet access services while generally providing substantially more bandwidth based on the customer's needs.

     Bandwidth-enabled applications. We are developing bandwidth-enabled products that will provide value-added services to our customers. Through our ARC Web Hosting(TM), our customers may create a presence on the Internet in a cost-effective manner by using our web hosting in a shared server environment. myARC(TM) Portal is a desktop business tool that enables a customer to create a customizable company Intranet environment, permitting each user to access e-mail, favorite Internet links, the customer's Intranet and other personalized options. myARC Portal may also be designed as a company directory with customer-specific content at the desktop. In addition to developing new services, we may seek to acquire, or partner with, businesses that have developed services which would enhance the value of our networks.

     Managed information technology services. Many of our current and targeted customers require assistance with information technology services. Through our suite of managed information technology services, we offer support to our customers' information technology systems needs through two different service levels. ARC IT Support Services encompasses ongoing, weekly support of a customer's information technology environment including the update of network documentation, the creation of a disaster recovery plan and the provision of update and defensive support for the network such as virus scans and data backup. ARC IT Project Services includes services on a project basis such as network assessment, design and implementation, the installation of cable for the customer's network and technology services for customers migrating to new hardware or software technologies. In addition, we have added a supplementary service level to our Internet connectivity service that provides additional on-site support to projects such as the installation of a large customer network or adjusting a customer's network to increase its access to our network.

NETWORK ARCHITECTURE

     We design, install, own and operate Internet-protocol-based data networks that provide broadband capacity to our customers. Our networks are a combination of:

     - broadband data infrastructure that we design, install, own and manage inside an office building;

     - electronic equipment at a building point-of-presence, usually located in the basement of the building;

     - electronic equipment at a metropolitan hub, which we call a metropolitan point-of-presence and where we aggregate and disseminate traffic; and

     - leased facilities connecting our networked building to our metropolitan point-of-presence and our metropolitan point-of-presence to a national service provider.

     Broadband data facilities inside buildings. Inside our networked buildings, we design, install, own and manage a broadband data infrastructure that typically runs from the basement of the building to the top floor inside the building's vertical utility shaft. This broadband data infrastructure is designed to carry data and voice traffic for all the building's tenants for the foreseeable future. We initiate service for our customers by connecting a broadband data cable from a customer's local area network to our infrastructure in the vertical utility shaft. Our customer then has dedicated and secure access to our network using a link known as an Ethernet connection.

     Our building points-of-presence. Inside the building, usually in the basement, we also establish a building point-of-presence. In each building point-of-presence, we connect the broadband data cable to Cisco routers and other electronic equipment that enables the transmission of data and video traffic and aggregates and disseminates traffic to and from those cables. We typically obtain the right to use a small amount of space in the basement of our buildings to establish the building point-of-presence.

     Leased facilities outside our buildings. Within each metropolitan area that we serve, we have a metropolitan point-of-presence at which we aggregate and disseminate traffic to and from all of our network buildings in a city. We typically connect each of our buildings to the metropolitan point-of-presence using broadband data circuits. These broadband data lines are typically leased from carriers that have previously installed local transport capacity in the market. In our experience to date, there are generally several providers in the local market who are able to provide us with local connectivity for traffic between our buildings and the metropolitan point-of-presence.

     Our metropolitan points-of-presence. At our metropolitan point-of-presence, we install the electronic equipment necessary to provide our services in the metropolitan area. This equipment includes network computer servers, traffic routers and other items. We generally connect, through a collocation arrangement, each metropolitan point-of-presence to multiple major Internet service providers that provide Internet connectivity to our network. Each metropolitan point-of-presence is connected to our national operating center in Richardson, Texas, where we manage and monitor our network traffic.

NETWORK OPERATIONS

     Our operations and customer care facilities are located in Richardson, Texas. The operations center is staffed with skilled technicians and engineers and is equipped with computerized network management tools.

     Provisioning a customer. We believe that rapid activation of services is one of our key competitive advantages. We generally provide our customers with a conservative estimate for provisioning time that ranges between one to several days from receipt of contract.

     Providing customer service. We believe that a high level of customer service is required for us to develop a strong reputation among the tenants in our buildings. All of our customer service is managed in-house and is available 24 hours a day, 365 days a year. Our customer service representatives are equipped to handle requests for all of our services. We strive to answer all calls quickly, provide rapid resolution and follow up with customers to ensure satisfactory resolution of all customer requests. We use a computerized relationship management system to capture, track and save customer call details. Information is stored in a database that provides a valuable source of feedback to our engineering, network design, sales and marketing personnel about our customer satisfaction and service quality.

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

     Performing field support. Field operations engineers support the metropolitan markets we serve 24 hours a day, 365 days a year. They perform on-site customer support, service activation, field troubleshooting and equipment repair. We support our field personnel with a computerized spare parts management system that provides rapid delivery of spare parts within each city served.

MARKETING AND SALES

     Marketing strategy. To build customer awareness, we directly market our services to the tenants in buildings in which we have our broadband data network. To reach tenants, we focus on a combination of direct marketing, event marketing and personal selling, supplemented by targeted advertising and public relations. Prior to marketing in a building, we conduct a customer analysis with the help of the real estate owner. We generally launch service in each of our buildings with a promotional event, typically in the lobby, at which we demonstrate our services and generate leads. Based on tenant data provided by the real estate owner and other sources, we often use approaches that are tailored to specific businesses, such as law firms, accounting firms, consulting firms and other business segments. We also use targeted advertising and promotional materials to raise awareness of our services before an official sales launch within a building or market, and we later follow up with event marketing and personal selling to launch and increase tenant sales in each building. We also work closely with the real estate owners, management and leasing representatives in both our initial and ongoing marketing efforts.

     Sales force organizational structure. We have a sales organization that is managed by regional sales directors. These regional sales directors have multiple area managers reporting to them. The area managers generally are responsible for a limited number of designated cities and have numerous account executives reporting to them. The account executives are supported by a sales engineer who provides our customers with technical consulting on local area and wide area networking and other application implementation and integration issues. This is generally important to small- and medium-sized businesses that typically have limited information technology staffs and expertise. Typically, our sales team jointly markets our services with the local building management or leasing organization.

     Sales strategy. Our sales team tailors the broadband data solutions for our customers using a consultative sales approach. We also market to tenants of buildings that are not yet connected to our network through similarly targeted tactics, including the use of local market and targeted advertising.

     Sales centers. We build and operate sales centers where sales people and real estate leasing agents can bring customers or prospects to obtain hands-on experience with our products and customer service. These centers are also used to stage marketing events and seminars.

     Sales systems support. To support our sales and customer service processes, we employ a sales and customer service automation application. The system is based around a database that enables all sales and service personnel to have rapid access to current and historical customer information.

REAL ESTATE SELECTION AND MARKETING

     To build our broadband data network in office buildings and offer our services to the tenants of those buildings, we must first secure the right to use the building's vertical utility shafts for our network installation.

     Building Selection. Based on tenant profile and anticipated demand, the economic opportunity in the building and access to circuits, we select the buildings and portfolio owners in the target markets we desire to secure rights in and negotiate an arrangement with the real estate owner that will benefit both the real estate owner and us.

     Arrangements with real estate owners. Once we have selected an office building or collection of office buildings in which we would like to offer our services, we contact the real estate owner to secure access to the building and install our network. When we contact real estate owners, we emphasize the following benefits of partnering with us:

     - we install and manage the in-building broadband data communications infrastructure at no cost to the real estate owner or manager;

     - our broadband data infrastructure and service offerings provide real estate owners with a significant competitive advantage in attracting and retaining tenants;

     - we pay real estate owners either a fixed rental fee or a modest percentage of the revenue we generate in the building; and

     - we utilize real estate services and construction groups who are staffed with experienced property management and construction management personnel, reducing the disruption to the real estate owner and the customer.

     Our typical lease or license agreement with a real estate owner is for a term of ten or more years. The agreement provides for the development of the network installation design and the approval of the construction plans and arrangements by the real estate owner as well as ongoing reporting to the real estate owner of our network expansion as we add customers and revenue sharing or fixed monthly rent.

CONSTRUCTION

     We have assembled an in-house centralized construction group with experience in office building construction and electrical engineering. We believe that our construction capabilities allow us to rapidly and efficiently deploy our network within the markets we penetrate.

     Standard construction practices. Our construction group has developed standardized installation drawings and details that can be applied to most of our construction projects and result in high quality construction processes. Our construction practices are focused on ensuring compliance with applicable building and industry codes and standards. Our expertise in designing and constructing in-building broadband data networks allows us to reduce the space and resources needed to support our broadband data infrastructure and associated electronic systems in buildings.

     Design and implementation of our in-building network. Prior to commencement of construction of our broadband data network inside an office building, our construction management staff conducts a formal, detailed, building site survey. Our construction team then develops a site-specific network system design using our standardized practices and prepares a formal installation contract. We utilize computer-assisted design and drawing systems to design, draw and document our system installations. We generally engage the specialty electrical contractor who is most familiar with the building to perform the installation under the supervision of our own construction management personnel. We typically purchase construction services on a fixed price basis.

     Construction time and cost associated with our in-building networks. The total construction time for the completion of our in-building broadband infrastructure and related equipment room facility is typically between 60 and 90 days for a major metropolitan office-building complex. Our historic costs for the construction of the vertical infrastructure and electronic equipment have varied significantly with building size, location, complexity of the construction project and other factors, however, our phased network deployment commenced during the fourth quarter of 2000 and has resulted in significantly lower per building construction costs.

     Constructing connections to our customers. Once we have completed the construction and installation of our in-building broadband data network and have received an order for service from a customer, we connect the customer's local area network to our in-building network. Typically, this connection can be completed within a few days by one of our employees or an independent contractor hired for this purpose. The connection requires the installation of a piece of electronic equipment to enable the connection of the broadband data cable from the vertical riser in the utility shaft to the customer's local area network. Once this connection is made, our installation representative will help the customer test the network connection to verify that the intended desktops are receiving our service. This approach to provisioning service to our customers is intended to establish a relationship with the customer that will encourage future use of our technical support and data management services.

COMPETITION

     Our market is extremely competitive and we face competition from many entities with significantly greater financial resources, well-established brand names and larger customer bases. We expect significant competition from a variety of telecommunications companies including local, long distance, cable modem, Internet, digital subscriber line, microwave, mobile and satellite data service providers. Because of their resources, some of our competitors may be able to offer services to customers at prices that are below the prices we can offer for comparable services, which impedes our ability to become profitable. We will continue to face competition from other in-building service providers such as Cypress Communications, OnSite Access, Broadband Office, Intermedia Communications, EZIAZ, RCN Communications, XO Communications, Winstar, Teligent and Advanced Radio Telecom. Some of these entities have gained and all are attempting to gain access to office buildings in our target markets. We also face competition from incumbent local and interexchange telephone companies that have competitive strengths, including an established brand name and reputation, significantly more capital, existing inter-building connections and service offerings that include data and voice services. These competitive strengths may place us at a competitive disadvantage.

     We face competition for access to buildings, pricing for services, technological change and demand for our services, all of which could adversely affect our operations. See "Risk Factors -- The sector in which we operate is highly competitive, and we may not be able to compete effectively."

REGULATION

     We are subject to numerous local regulations such as building and electrical codes, licensing requirements and construction requirements. These regulations vary on a city-by-city and county-by-county basis. There is no current legal requirement in a large majority of states that owners or managers of commercial office buildings give access to competitive providers of telecommunications services, but such laws and regulations have been proposed in the past and may be adopted in the future. On November 7, 2000, the FCC issued its first order in a multi-phase regulatory proceeding on a number of issues related to utility shaft access in multiple tenant environments. Among other things, this order, which is the subject of a pending appeal:

     - prohibits carriers from entering into contracts to serve commercial properties that restrict the property owner's ability to permit access by competing carriers;

     - established procedures to facilitate the building owner's exercise of its option to acquire from the incumbent local telephone company inside wiring beginning where the wiring first enters the building;

     - concluded that utilities (including incumbent local telephone companies) must afford telecommunications carriers and cable service providers reasonable and nondiscriminatory access to conduits and rights-of-way located in customer buildings and campuses and owned or controlled by the utility; and

     - prohibits restrictions that impair the use of fixed wireless antennae on property within the exclusive use or control of an antenna user having a direct or indirect ownership or leasehold interest in the property.

The order also introduced the second phase of this proceeding, which seeks to determine a number of additional issues that could have an effect on our business. These issues include:

     - whether the FCC should require nondiscriminatory access to multi-tenant office buildings (and whether it has the legal ability to do so);

     - whether the FCC should enjoin the enforcement of exclusivity provisions in contracts entered into prior to its order; and

     - whether the FCC should prohibit carriers from entering into contracts with building owners that give the carriers preferences other than exclusive access, such as exclusive marketing assistance.

     The FCC has received comments on its proposed rulemaking but has not yet released a decision. In addition, legislation has been introduced in the U.S. Congress that addresses issues relating to telecommunications access to buildings owned or used by the federal government and other building access issues. We cannot predict the outcome of the appeal of the FCC's first order, or the content of any future orders in the FCC proceedings, or any other federal or state proceeding, or of any federal or state legislation that may be applicable to us, or to our competitors, suppliers or customers, nor what effect, if any, it may have on our business.

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

     Through subsidiaries, we are in the process of applying for, and have received in some states, authority from various state regulatory commissions and the FCC to provide basic telecommunications services, such as voice telephony service. These subsidiaries will be subject to direct state and federal regulation upon approval of their applications. We do not expect to encounter substantial legal barriers to entry into regulated telecommunications services. We also do not expect to face significant regulatory restrictions on the pricing or terms of any regulated telecommunications service offerings we might choose to offer that would have a material adverse effect on our business. Changes in the regulatory environment, however, could have a material adverse effect on our business.

     The Telecommunications Act of 1996 substantially altered the federal and state regulatory environment for telecommunications services, including by removing legal barriers to entry, requiring incumbent local telephone companies to provide their competitors with interconnection, unbundled network elements, access to rights-of-way, conduit and ducts, and opportunities for resale of their services, all pursuant to detailed requirements that have been specified, and continue to be specified, by the FCC. Many of the FCC proceedings implementing the Telecommunications Act of 1996 remain pending or are the subject of appeals. The FCC has ruled on and is continuing to consider a number of proceedings related to the provision of advanced telecommunications services. In most cases, the FCC rules that have been enacted or are being considered in these proceedings are intended to spur the deployment of broadband transmission capabilities and advanced services, including digital subscriber line service. We believe the net result of these proceedings is and will be to enhance our competitors' ability to provide broadband services. The rules adopted by the FCC in this area, and the outcome of pending appeals, could have a material effect on our competitive position with regard to incumbent local telephone and other telecommunications companies.

     The Telecommunications Act of 1996 also specified a procedure by which Bell companies could be allowed to provide in-region long distance services, something they were prohibited from doing prior to its passage. The FCC has granted Verizon's application to provide long distance service in New York, and SBC's applications to provide long distance services in Texas, Oklahoma and Kansas. A number of similar applications are currently pending. In addition, legislation has been introduced to allow the Bell companies to provide long distance Internet and high-speed data services. We anticipate that eventually the Bell companies will be able to provide long distance services throughout all of their service areas.

     There have been various statutes, regulations and court cases relating to liability of Internet service providers and other on-line service providers for information carried on or through their services or equipment, including in the areas of copyright, indecency/obscenity, defamation and fraud. The laws in this area are unsettled and there may be new legislation and court decisions that may affect our services and expose us to liability. See "Risk Factors -- Legislation and government regulation could adversely affect us."

     We may in the future decide to provide voice services over the Internet. We believe that, under United States law, based on specific regulatory classifications and recent regulatory decisions, voice communications over the Internet currently constitute enhanced services (as opposed to regulated basic telecommunications services). As such, any such services we may provide are not currently regulated by the FCC or state agencies charged with regulating telecommunications carriers. Several efforts have been made in the United States to enact federal legislation that would either regulate or exempt from regulation communications services provided over the Internet. Several state regulatory authorities have initiated proceedings to examine the regulation of such services and Colorado's Public Utilities Commission has ruled that the use of the Internet to provide certain intrastate services does not exempt a carrier from paying intrastate access charges. Others could initiate proceedings to regulate or require access charges or other charges on the provision of voice services over the Internet. We cannot predict the outcome of any such proceedings or the effect it would have on our business should we decide to provide voice services over the Internet.

EMPLOYEES

     As of March 1, 2001, we had approximately 540 employees. Our employees are not represented by a labor union, and we consider our relations with our employees to be good.

                                  RISK FACTORS

     WE EXPECT OUR OPERATING LOSSES, NEGATIVE CASH FLOW AND NEGATIVE EBITDA TO CONTINUE. We may not achieve or sustain operating income, net income or positive EBITDA in the future. Since our formation we have incurred significant operating losses, net losses and negative EBITDA. We have not achieved profitability and expect to continue to incur operating losses, net losses and negative EBITDA in 2001 and the foreseeable future. For 2000, we had an operating loss of $182,284,000, a net loss of $173,408,000 on revenues of $14,332,000 and negative EBITDA of $136,710,000. For 1999, we had an operating loss of $60,777,000, a net loss of $57,488,000 on revenues of $1,870,000 and negative EBITDA of $41,095,000. In addition, we expect to continue to incur significant development costs and, as a result, we need to generate significant revenue to achieve profitability, which may not occur.

     WE HAVE AN UNPROVEN BUSINESS MODEL WHICH COULD FAIL. During the third quarter of 2000, we announced a phased business plan that allows for a more managed and measured deployment and utilization of our network, direct sales force, application products and services, and customer support infrastructure. Implementation of this revised plan included reducing expenses and the number of employees. In the fourth quarter of 2000 and the first quarter of 2001, we severed approximately 255 employees. As a part of this phased business plan, we are approaching our initial network installation and technology choice in each building, as well as network enhancements, on a more demand-driven model. Although we believe that our phased business plan and corresponding reduction in expenses will enable us to conserve capital without adversely affecting our operations, the reductions in capital spending and employees will likely result in slower customer and revenue growth. Our phased business plan is in its preliminary stages and we cannot predict that implementation of our business plan will be successful or that our business plan will not be further modified. We are not aware of any company that has achieved operating income, net income or positive EBITDA by executing a business plan similar to our business plan. As a result, there is risk that our business will fail.

     WE ARE A START-UP COMPANY AND IF WE DO NOT GROW VERY RAPIDLY WE WILL NOT SUCCEED. We began operating our broadband data network in January 1998, and we must grow very rapidly to succeed. Because the communications industry is capital intensive, rapidly evolving and prone to significant economies of scale, as a relatively small organization we are at a competitive disadvantage. The growth we must achieve to reduce that disadvantage will put a significant strain on all our resources. Additionally, our phased business plan and corresponding reduction in employees may make it difficult to achieve the rapid growth required. If we fail to grow rapidly or obtain additional capital when needed, our ability to compete with larger, more well established companies will be substantially reduced.

     WE WILL NEED ADDITIONAL CAPITAL, IF THE ASSUMPTIONS UNDERLYING OUR BUSINESS PLAN ARE INACCURATE. We have developed and begun to implement our phased business plan to reduce and control costs in order to extend our current cash resources. If we are unable to successfully implement our phased business plan, if the assumptions underlying our phased business plan are inaccurate, or if we engage in any material acquisitions or expansion, we will require additional financing. We believe that our cash on hand will be sufficient to fund our continued operating losses and network deployment through 2002, although there can be no assurances in this regard. The sufficiency of our cash on hand and our capital lease facilities to fund our expected additional operating losses and the projected deployment of our network past 2002 is dependent on numerous factors, many of which we cannot control. These factors are further enumerated in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 below. If any of these factors or other factors is negatively impacted, we will require additional capital through the issuance of debt or equity or bank borrowings. We have no commitments other than those described in this report for any additional financing, and we cannot be sure that we will be able to obtain any such additional financing at the times required and on terms and conditions acceptable to us. If we are unable to obtain additional financing, our operations could be materially adversely affected.

     THE SECTOR IN WHICH WE OPERATE IS HIGHLY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY. We face competition from many entities with significantly greater financial resources, well-established brand names and larger customer bases. Economic conditions may result in sales of network assets similar to ours at prices representing a significant discount to their original cost. Such asset sales may subject us to price competition from entities with a lower network cost than ours. The numerous companies that may seek to enter our niche may expose us to severe price competition for our services or for building access rights. We expect competition to intensify in the future. We expect significant competition from traditional and new telecommunications companies, including local, long distance, cable modem, Internet, digital subscriber line, microwave, mobile and satellite data service providers. If these potential competitors successfully focus on our niche, there may be intense price competition which could impede our ability to become profitable.

     - In-building competitors. Some competitors, such as Cypress Communications, OnSite Access, Broadband Office, Intermedia Communications, EZIAZ, RCN Communications, XO Communications, Winstar, Teligent and Advanced Radio Telecom have gained and all are attempting to gain access to office buildings in our target markets. Some of these competitors have sought to develop exclusive relationships with real estate owners. To the extent these competitors are successful, we may face difficulties in building our networks and marketing our services within some of our target buildings. Our agreements to use vertical utility shafts within buildings are not exclusive. An owner of any of the buildings we have rights to install a network in could also give similar rights to one of our competitors. Certain competitors already have rights to install networks in some of the buildings that we have rights in. It will take a substantial amount of time for us to build networks in all the buildings where we obtain rights to do so. Each building in which we have not built a network is particularly vulnerable to competitors.

     - Local telephone companies. Incumbent local telephone companies have several competitive strengths which may place us at a competitive disadvantage. These competitive strengths include:

      - an established brand name and reputation;

      - significant capital to deploy broadband data network equipment rapidly;

      - ability to offer higher-speed data services through digital subscriber line technology;

      - their own inter-building connections; and

      - ability to bundle digital data services with their voice services to achieve economies of scale in servicing customers.

     - Competitive local telephone companies. Competitive local telephone companies often have broadband inter-building connections, market their services to tenants of large- and medium-sized buildings and selectively build in-building facilities.

     - Long distance companies. We will face strong competition from long distance companies. Many of the leading long distance carriers, including AT&T, WorldCom and Sprint, are expanding their capabilities to support high-speed, end-to-end data networking services, and could begin to build their own in-building networks. The newer national long distance carriers, such as Qwest, Level 3, Williams Communications and BroadWing are building and managing high-speed fiber-based national data networks, partnering with Internet service providers, and may extend their networks by installing in-building broadband data cables.

     - Fixed wireless service providers. We may lose potential customers to fixed wireless service providers. Fixed wireless service providers can provide high-speed inter-building communications services using microwave or other facilities or satellite earth stations on building rooftops. Some of these providers have targeted small- and medium-sized business customers and have a business strategy that is similar to ours. These providers include Winstar, Teligent, Advanced Radio Telecom, Sprint and WorldCom.

     - Internet, digital subscriber line and cable modem service providers. The services provided by Internet service providers and cable modem service providers can be used by our potential customers instead of our services. Internet service providers, such as Genuity, UUNET, a subsidiary of WorldCom, Sprint, Concentric Networks, Prodigy, EarthLink, Verio and PSINet, provide Internet access to residential and business customers, generally using the existing communications infrastructure. Digital subscriber line companies and/or their Internet service provider customers, such as Covad, Rhythms NetConnec-tions and Network Access Solutions, typically provide broadband Internet access. Cable modem service providers, such as Excite@Home and its @Work subsidiary, Road Runner, RCN Communications and High Speed Access, also provide broadband Internet access. On-line service providers, such as America Online, Compuserve, Microsoft Network and WebTV, provide Internet connectivity, ease-of-use and a stable environment for modem connections.

     ALTERNATIVE TECHNOLOGIES POSE COMPETITIVE THREATS. There are other technologies that provide more capacity and speed than dial-up connections and can be used instead of our broadband data services. Furthermore, these technologies may be improved and other new technologies may develop that provide more capacity and speed than the broadband data technology we typically employ. Existing alternative technologies include:

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

     - Wireless technologies. Wireless technologies, such as satellite and microwave communications systems and laser optics, can provide high-speed data communications. Satellite systems, such as DirecPC, can offer high download speeds that are advertised at 400 thousand bits of data per second. Wireless point-to-point and point-to-multipoint systems are advertised to offer data transfer rates at 56 thousand to 45 million bits of data per second or more in some areas.

     - Integrated services digital networks. Integrated services digital networks have been offered by the incumbent local telephone companies over the existing copper-based telephone network for some time. These services offer data transfer speeds of 128 thousand bits of data per second.

     The development of new technologies or the significant penetration of alternative technologies into our target market may reduce the demand for our services and consequently could have a material adverse effect on our results of operations.

     WE MUST OBTAIN ADDITIONAL AGREEMENTS WITH REAL ESTATE OWNERS OR OUR GROWTH WILL BE CONSTRAINED. Our business depends on our ability to install in-building networks. The failure of real estate owners to grant or renew access rights on acceptable terms could substantially reduce our potential customer base. Current federal and state regulations do not require real estate owners to make space available to us, or to do so on terms that are reasonable or nondiscriminatory. Real estate owners may decide not to permit us to install our network in their buildings. In addition, real estate owners may elect not to renew our access agreements which typically have terms of ten years. Non-renewal of these agreements would cause losses resulting from the removal or sale of our infrastructure in these buildings and would reduce our revenues.

     WE MUST INSTALL NETWORKS IN ADDITIONAL BUILDINGS BEFORE OUR COMPETITORS DO OR WE MAY FACE A COMPETITIVE DISADVANTAGE. Our success depends upon our ability to quickly install our in-building networks in additional buildings. We may not be able to accomplish this objective. Each building in which we have not built a network is particularly vulnerable to competitors. Future expansion and adaptations of our network infrastructure may be necessary to respond to growth in the number of customers served, increased capacity demands and changes to our service. The expansion and adaptation of our in-building networks will require substantial financial, operational and managerial resources. Our phased business plan may affect our ability to accomplish these objectives. Our failure to rapidly deploy, expand and adapt our networks to changing conditions could make it difficult to increase and retain our customer base, which could reduce our revenue and impede our growth.

     WE MUST PURCHASE CAPACITY FROM THIRD PARTIES WHO MAY BE UNABLE OR UNWILLING TO MEET OUR REQUIREMENTS. We construct in-building networks and generally rely on other communications carriers to provide transmis-sion capacity outside the buildings. Our failure to obtain adequate connections from other carriers on a timely basis could delay or impede our ability to provide services and generate revenue.

     We have experienced, and expect to continue to experience, delays in obtaining transmission capacity. In addition, in some of our target markets there is only one established carrier available to provide the necessary connection. This increases our cost and makes it extremely difficult, if not impossible, to obtain connections. Sufficient capacity may not be readily available from third parties at commercially reasonable rates, if at all. Our failure to obtain sufficient connectivity could result in an inability to provide service in certain buildings and service interruptions, which could in time lead to loss of customers and damage to our reputation.

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

     IF OUR SERVICE FAILS TO MEET CUSTOMER EXPECTATIONS, WE WILL BE UNABLE TO ATTRACT AND RETAIN CUSTOMERS. From time to time we experience service interruptions, transmission errors or other difficulties due to problems with our network or of other network components leased from third parties. If we are unable to address and resolve such service issues or if these service issues were to place us at a competitive disadvantage to other broadband data service providers, we may have difficulty attracting and retaining customers, which would adversely affect our business.

     WE MUST MAKE SIGNIFICANT CAPITAL EXPENDITURES AND INVESTMENTS IN BUILDINGS BEFORE GENERATING REVENUE, WHICH MAY PROVE INSUFFICIENT TO JUSTIFY THOSE EXPENDITURES AND INVESTMENTS. When we install an in-building network, we incur significant initial expenditures, including payments for real estate access rights and network installation. If we fail to utilize our real estate access rights or attract enough customers within each office building, our capital expenditures in that building will be underutilized. These expenditures vary depending on the size of the building and whether we encounter any construction-related difficulties. In addition, we typically install an in-building network before we have any customers in that building. Since we generally do not solicit customers within a building until our network is in place, and since our costs can vary, we may not be able to recoup our expenditures within any building. We have issued and plan to continue to issue to real estate partners warrants to acquire shares of our common stock in exchange for real estate access rights to enable us to install our broadband data network in these buildings. If we do not utilize our real estate access rights, attract customers and generate revenues in connection with these buildings so as to recoup our expenditures, we may conclude that our network and the real estate access rights relating to these buildings are impaired, in which case we will recognize losses.

     OUR BUSINESS MAY BE HARMED IF OUR BILLING, CUSTOMER SERVICE AND INFORMATION SUPPORT SYSTEMS ARE NOT FURTHER DEVELOPED. Sophisticated operational support systems are vital to our growth and our ability to achieve operating efficiencies. A failure of these systems could substantially impair our ability to provide services, send invoices and monitor our operations. We have incurred and expect to incur additional costs while building and refining our operational support systems, which to date have included the purchase and implementation of software to facilitate customer acquisition, billing, collections and network management.

     Our plans for the development and continued implementation of these systems rely, for the most part, on acquiring products and services offered by third-party vendors and integrating those products and services. We may be unable to continue implementing and refining these systems on a timely basis, and these systems may not perform as expected. We may also be unable to maintain and upgrade our operational support systems as necessary.

     We are also dependent on the systems of our network capacity providers, and, in some cases, on the interface between our systems and those of our providers. Therefore, any systems failures experienced by our suppliers could also have similar adverse effects on our systems.

     OUR NETWORK MAY BE VULNERABLE TO UNAUTHORIZED ACCESS WHICH COULD INTERFERE WITH THE DELIVERY OF OUR SERVICES. Our network may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Remediating the effects of computer viruses and alleviating other security problems may require interruptions, incurrence of costs and delays or cessation of service to our customers. Other companies have experienced interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. Unauthorized access could jeopardize the security of confidential information stored in our computer systems or those of our customers. Although we intend to continue to implement industry-standard and other security measures, such measures at other companies have been circumvented in the past and may be circumvented on our systems in the future. These risks could have a material adverse effect on our ability to provide services.

     WE MUST ATTRACT AND RETAIN KEY PERSONNEL IN A TIGHT LABOR MARKET OR WE WILL BE UNABLE TO MANAGE OUR GROWTH. There currently is intense competition for personnel with the qualifications we require. The loss of the services of key personnel or the failure to attract additional personnel as required could have a material adverse effect on our ability to grow. We are highly dependent upon the efforts of our senior management team. Although we have entered into employment agreements with members of our senior management team, these agreements do not obligate the employees to remain with us for any length of time. We believe that our future success will depend in large part on our ability to attract and retain qualified technical and sales personnel.

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

     - If we decide to provide voice and other basic telecommunications services we may be unable to successfully respond to regulatory changes. We will become subject to regulation by the FCC and state agencies in the event we decide to offer non-enhanced voice and other basic telecommunications services and may become subject to regulation if we offer voice services over the Internet. Complying with these regulatory requirements may be costly. Through subsidiaries, we are in the process of applying for, and in some states have received, authority from state regulatory commissions and the FCC to provide basic telecommunications services, such as voice telephony service. These subsidiaries will be subject to direct federal and state regulation upon approval of their respective applications. The regulations that apply to basic telecommunications services change from time to time and such changes may have adverse effects on our business.

     - Regulation of access to office buildings could negatively affect our business. A few states require that commercial office buildings give access to competitive providers of telecommunications services on nondiscriminatory terms, and such legislative or regulatory proposals have been made at the federal level and in other states. If these proposals are adopted and regulatory or legal requirements change access rights to our target buildings or our network, these requirements will facilitate our competitors' entry into buildings where we have access rights, which in turn will diminish the value of our access rights and adversely affect our competitive position. In November 2000, the FCC released an order in a regulatory proceeding relating to utility shaft access in multiple tenant buildings stating its policy that real estate owners should give access to providers on a non-discriminatory and non-exclusive basis. The FCC declined to adopt rules mandating building access, but is continuing to consider this and other issues in future phases of this proceeding. Bills have also been introduced in Congress regarding the same topic but Congress has yet to act. Some of the issues being considered in these developments include requiring real estate owners to provide utility shaft access to telecommunications carriers, and requiring some telecommunications providers to provide access to other telecommunications providers. We do not know whether or in what form these proposals will be adopted.

     - As an Internet access provider, we may incur liability for information disseminated through our network. The law relating to the liability of Internet access providers and on-line services companies for information carried on or disseminated through their networks is unsettled. Although we have not been sued for information carried on our network, it is possible that we could be in the future. Federal and state statutes have been directed at imposing liability on Internet service providers for aspects of content carried on their networks. There may be new legislation and court decisions that may affect our services and expose us to potential liability.

       As the law in this area develops, the potential imposition of liability upon us for information carried on and disseminated through our network could require us to implement measures to reduce our exposure to such liability. The implementation of these measures may require the expenditure of substantial resources or the discontinuation of certain products or service offerings. Any costs that are incurred as a result of such measures or the imposition of liability could have a material adverse effect on our operating expenses and our liquidity.

     - We could be subject to foreign regulation that negatively affects our business. We have agreements with real estate owners giving us rights to construct networks in buildings located in certain countries outside the United States. We offer services in Canada and may construct networks, offer services or acquire additional network rights or operations in other foreign countries. Foreign governments have various laws and regulations that would be applicable to building access agreements, our services and rates, interconnection agreements, operations and services of our competitors, and other aspects of our business. These laws and regulations vary from country to country and may have a material adverse effect on our business in a country.

     RETAINED CONTROL BY OUR PRINCIPAL STOCKHOLDERS MAY CREATE CONFLICTS OF INTEREST. The concentration of ownership of our common stock may have the effect of delaying, deferring or preventing a change in control, merger, consolidation or a tender offer which could involve a premium over the price of our common stock. As of December 31, 2000, our officers, directors and greater-than-5% stockholders and their affiliates, in the aggregate, beneficially own approximately 47% of the outstanding common stock.

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

     THE MARKET PRICE OF OUR STOCK HAS BEEN AND WILL LIKELY CONTINUE TO BE VOLATILE. The stock market generally and the market for technology stocks in particular have experienced significant price and volume fluctuations, which often have been unrelated or disproportionate to the operating performance of these companies. From October 29, 1999, the date on which our common stock began trading on the Nasdaq National Market, through March 27, 2001, the price has ranged from $1.06 to $48.75. The market for our common stock likely will continue to be subject to similar fluctuations. Many factors could cause the trading price of our common stock to fluctuate substantially, including the following:

     - future announcements concerning our business, customers or competitors;

     - variations in our operating results;

     - announcements of technological innovations;

     - the introduction of new products or changes in product pricing policies by us or our competitors;

     - changes in earnings estimates by securities analysts or announcements of operating results that are not aligned with the expectations of analysts or investors;

     - the economic and competitive conditions in the industries in which our customers operate;

     - other risks and uncertainties described from time to time in our reports and with specific reference to the risk factors herein; and

     - general stock market trends.

     ANTI-TAKEOVER PROVISIONS COULD PREVENT OR DELAY A CHANGE OF
CONTROL. Provisions of our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

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

     IMPAIRMENT OF OUR INTELLECTUAL PROPERTY RIGHTS COULD HARM OUR BUSINESS. We have been awarded trademark registrations for our ARC logo and for certain of our products, including ARC & Design(R), ARC BTV(R), ARC Conference(R), ARC Connected(R), ARC OpticWAN(R), ARC VisualWorkgroup(R), ARC Voice(R), Miscellaneous Design (the "Swoosh")(R), The New Business Tool Kit(R), There's a New Tool Kit(R) and You're Connected. Now what?(R). We also expect to seek patents in the future for certain of our products. Although we actively enforce our intellectual property rights, it is possible that other entities may challenge our registration and use of these trademarks based on a claim of superior rights, dilution or otherwise. These challenges, if successful, could preclude us from registering and even using our trademarks, in which case the expense of developing new trademarks and the resulting loss of product identification and goodwill could have an adverse effect on our business. Furthermore, we have trademarks pending for numerous other products, which means that we can rely only on our common law rights with respect to those products. There can be no assurance that any of these efforts will be adequate to prevent the misappropriation or improper use of our products.

     OUR FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A VARIETY OF FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM CURRENT BELIEFS.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: A number of statements made in, or incorporated by reference into, this annual report are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as "believes," expects," "plans," "may," "will," "would," "could," "should," or "anticipates" or other comparable words, or by discussions of strategy that may involve risks and uncertainties. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the following:

     - our ability to reach agreements with building owners and managers to obtain access to additional buildings in our target markets;

     - the intense competition for our services;

     - our ability to manage the growth of our business;

     - our dependence on growth in demand for our services;

     - our ability to manage our phased business plan and the deployment and utilization of our network, direct sales force, products and services and customer support infrastructure;

     - general economic conditions in the target markets for our services;

     - access to sufficient debt or equity capital to meet operating needs;

     - the quality and price of services offered by our competitors; and

     - other risks and uncertainties described from time to time in our reports.

     In addition, the factors described elsewhere in the above "Risk Factors" section and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2000, may result in differences in our actual results, performance or achievements. You should carefully review these factors, and you should be aware that there may be other factors that could cause these different results. These forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K, and we do not undertake to update these forward-looking statements to reflect future events or developments.

ITEM 2. PROPERTIES.

     We are headquartered in facilities consisting of approximately 68,000 square feet in Dallas, Texas, which we occupy under a lease that expires in December 2003. In addition, our engineering, marketing and product management departments, customer care center and network operations center occupy approximately 82,000 square feet in Richardson, Texas, under leases which expire in January 2004, April 2004 and June 2005. We also lease space under varying terms from 2 to 10 years in each of our metropolitan areas served for sales demonstration centers. We consider this space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

     We are not currently a party to any pending legal proceedings that are expected to have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the quarter ended December 31, 2000, we did not submit any matters to the vote of our security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     Our common stock is listed on the Nasdaq National Market. Our ticker symbol is "ARCC." We completed the initial public offering of our common stock in October 1999. Prior to October 29, 1999, no established public trading market for the common stock existed.

     The following table sets forth the high and low sale prices per share for our common stock as reported on the Nasdaq National Market for the periods indicated:

                                                               QUARTERLY COMMON STOCK PRICE RANGES
                                                                    YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                    1999                2000
                                                              -----------------   -----------------
QUARTER ENDED                                                  HIGH       LOW      HIGH       LOW
-------------                                                 -------   -------   -------   -------
March 31....................................................  $   --    $   --    $48.75    $18.75
June 30.....................................................  $   --    $   --    $34.50    $ 9.03
September 30................................................  $   --    $   --    $16.00    $ 4.56
December 31.................................................  $26.13    $15.12    $ 6.94    $ 1.06

STOCKHOLDERS

     There were approximately 621 owners of record of our common stock as of March 27, 2001.

DIVIDENDS

     We have not paid any dividends on our common stock since inception and do not anticipate paying any dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors deems relevant. Please refer to "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in Item 7 of this Annual Report on Form 10-K for further discussion of the factors or restrictions that may affect our ability to pay dividends on our common stock.

USE OF PROCEEDS FROM REGISTERED SECURITIES

     On October 29, 1999, we completed our initial public offering of common stock. The effective date of our Registration Statement on Form S-1 (Commission File No. 333-85597) was October 28, 1999. Since the completion of our initial public offering, we have used approximately $170,000,000 of the proceeds from the offering to fund the construction and installation of our network within buildings, to purchase electronic equipment for installation in building and metropolitan points of presence and for working capital and general corporate purposes. Of those proceeds, $166,000,000 were spent in 2000.

SALES OF UNREGISTERED SECURITIES

     On October 12, 2000, we issued warrants to acquire an aggregate of 225,000 shares of our common stock to BGK Equities II LLC. The warrants had no purchase price and may be exercised at $15.30 per share. The warrants are exercisable if and when BGK Equities II LLC meets certain performance obligations as outlined in the warrant agreements. The warrants issued in the above transaction were issued pursuant to the exemption of Section 4(2) of the Securities Act of 1933 in reliance upon representations of BGK Equities II LLC.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated statements of income (loss) data for the period from inception (December 19, 1996) to December 31, 1997, and for the years ended December 31, 1998, 1999 and 2000, have been derived from our audited financial statements and the related notes. This data should be read in conjunction with the consolidated financial statements, related notes and the other financial information contained in this Annual Report on Form 10-K and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 below.

                                                1997         1998           1999           2000
                                              ---------   -----------   ------------   ------------
                                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF INCOME DATA:
Network services revenue....................  $     --    $      212    $     1,422    $    10,969
Value added services revenue................        --            --            448          3,363
                                              --------    ----------    -----------    -----------
          Total revenue.....................        --           212          1,870         14,332
Operating expenses:
  Network operations........................        80         2,358          7,554         43,389
  Cost of value added services..............        --            --            128          2,356
  Selling expense...........................        --         1,623          9,296         44,535
  General and administrative expenses.......     1,348         9,736         25,981         60,763
  Depreciation and amortization.............        10           499          5,007         36,155
  Amortization of deferred compensation.....        --            --         14,681          9,418
                                              --------    ----------    -----------    -----------
          Total operating expenses..........     1,438        14,216         62,647        196,616
                                              --------    ----------    -----------    -----------
Operating income (loss).....................    (1,438)      (14,004)       (60,777)      (182,284)
Other income (expense)......................       (59)         (606)         3,289          8,876
Benefit (provision) for income taxes........        --            --             --             --
                                              --------    ----------    -----------    -----------
Net income (loss)...........................    (1,497)      (14,610)       (57,488)      (173,408)
Accrued dividends on preferred stock........        --          (452)        (6,452)            --
                                              --------    ----------    -----------    -----------
Net income (loss) applicable to common
  stock.....................................  $ (1,497)   $  (15,062)   $   (63,940)   $  (173,408)
                                              ========    ==========    ===========    ===========
Net income (loss) per common share..........  $  (7.45)   $    (8.09)   $     (2.15)   $     (3.18)
                                              ========    ==========    ===========    ===========
Weighted average number of shares
  outstanding...............................   201,000     1,862,000     29,736,000     54,472,000
                                              ========    ==========    ===========    ===========
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...................  $    188    $   41,371    $   152,564    $    29,455
Short-term investments......................        --            --        162,013        212,107
Property and equipment, net.................     1,250        13,005         46,577        182,442
Total assets................................     1,487        55,572        475,054        589,703
Total capital lease obligations and other
  debt......................................     2,568         2,142          7,728         74,232
Convertible notes...........................        --            --             --        150,000
Total liabilities...........................     3,228         5,257         22,640        263,173
Convertible redeemable preferred stock......        --        66,452             --             --
Additional paid-in capital..................       163           375        434,930        460,137
Warrants....................................        --            --        109,135        127,846
Stockholders' equity (deficit)..............    (1,741)      (16,137)       452,414        326,530

     As used in the table below, EBITDA consists of net loss excluding net interest, income taxes, depreciation and amortization. EBITDA does not reflect our non-cash expenses, which we expect will increase considerably as we deploy our infrastructure. We believe that because EBITDA is a measure of financial performance that it is useful to investors as an indicator of a company's ability to fund its operations and to service or incur debt. EBITDA is not a measure calculated under accounting principles generally accepted in the United States. Other companies may calculate EBITDA differently from us. It is not an alternative to operating income as an indicator of our operating performance or an alternative to cash flows from operating activities as a measure of liquidity and investors should consider these measures as well. We do not expect to generate positive EBITDA in the near term. We anticipate that our discretionary use of EBITDA, if any, generated from our operations in the foreseeable future will be restricted by our need to build our infrastructure and expand our business. To the extent that EBITDA is available for these purposes, our requirements for outside financing will be reduced.

     The last three line items of other operating data below reflect data as of the last day of each period and do not include our work-in-progress or under contract as of those dates.

                                                                DECEMBER 31,
                                             --------------------------------------------------
                                              1997       1998         1999            2000
                                             -------   --------   -------------   -------------
                                                           (DOLLARS IN THOUSANDS)
OTHER OPERATING DATA:
Net cash used in operating activities......  $(1,228)  $(14,420)  $     (39,152)  $    (118,535)
Net cash used in investing activities......  $(1,088)  $ (8,115)  $    (181,908)  $    (144,654)
Net cash provided by financing
  activities...............................  $ 2,504   $ 63,718   $     332,253   $     140,317
EBITDA.....................................  $(1,401)  $(13,504)  $     (41,095)  $    (136,710)
Capital expenditures.......................  $ 1,220   $ 12,032   $      36,543   $     146,172
Metropolitan markets served................       --          2              22              54
Buildings constructed......................       --          4             120             845
Rentable square feet in buildings
  constructed..............................       --   2,900,000     80,000,000     301,000,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     We are a facilities-based provider of broadband data, video and voice communications services to small-and medium-sized businesses with facilities operating or constructed in 54 major metropolitan statistical areas in North America (including Canada). We typically deliver our services over our network that we design, construct, own and operate inside large- and medium-sized office buildings. Today, we offer high-speed Internet access, enhanced conference calling services, web hosting, web design, managed network security, remote access and professional information technology services. We have the capability to provide services using wireless, optical and copper-based technologies. As of December 31, 2000, we had our broadband data network operating or constructed inside 845 office buildings with more than 300 million rentable square feet. We have agreements with real estate owners to install and operate our network in more than 1,950 office buildings totaling more than 450 million rentable square feet in North America.

     The following is a discussion and analysis of our consolidated financial position and results of operations for each of the three years in the period ended December 31, 2000, and significant factors that could affect our prospective financial condition and results of operations. Historical results may not indicate future performance. See "Risk Factors -- Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs."

FACTORS AFFECTING FUTURE OPERATIONS

     Phased business plan. During the third quarter of 2000, we announced a phased business plan that allows for more managed and measured deployment and utilization of our network, direct sales force, application products and services, and customer support infrastructure. Implementation of this revised plan included reducing expenses and the number of employees. On October 2, 2000, we initiated a reduction in force in which approximately 115 employees were separated from our operations. On February 19, 2001, we announced an additional reduction in force in which approximately 140 employees were separated from our operations. As part of this phased business plan, we are approaching our initial network installation and technology choice in each building, as well as network enhancements, on a more demand-driven model, which has significantly slowed the construction of our network and resulted in a corresponding reduction in our capital expenditures. To this end, we have elected to provide variations on the design of our in-building network to enable us to more cost-effectively construct the network while still offering customers a primarily fiber-optic system with Internet protocol-based services. Additionally, we are focusing our sales and marketing efforts in markets with the largest potential economic opportunity. Although we believe that our phased business plan and corresponding reduction in expenses will enable us to conserve capital without adversely affecting our operations, the reductions in capital spending and employees will likely result in slower customer and revenue growth.

     Revenue. We generate revenue from selling broadband data, video and voice services primarily to tenants in buildings in which we own and operate our network. We generally enter into long-term, non-exclusive contracts with the owners and managers of portfolios of office buildings to permit us to construct and operate these networks within their buildings. In return for the right to deploy and maintain our network, real estate owners receive either a modest portion of the gross revenue we generate from tenants inside their buildings or a fixed rental fee. Upon completion of an in-building network, our direct sales personnel market our services to the tenants of the building. Once a customer orders our services, we generally initiate service within a few days. Our customers are not generally required to purchase or maintain any equipment beyond their existing local area network.

     We generate the majority of our recurring revenue from subscription fees, which vary depending upon a number of factors, including the services provided, bandwidth usage volume and the number of desktops connected to our network. We generally offer services on a month-to-month contractual basis. We generally do not require our customers to purchase any equipment from us. We price our combination of services competitively compared to existing providers of Internet connectivity and broadband data services, such as local telephone companies and Internet service providers. Although competitive pricing is an important part of our strategy, we believe that the speed and performance of our broadband data network, combined with a high level of customer care, are the keys to successfully attracting and retaining small- and medium-sized business customers.

     We expect that in the short term the majority of our revenue will be derived from our Internet connectivity services. We intend to market additional services to our customers. We expect these services to include bandwidth-enabled services, such as enhanced conference calling, web design and web hosting, managed network security, remote access and professional information technology services. We also seek to enhance our existing customer relationships by offering similar broadband services to our customers' branch offices and other businesses located in buildings in which we have not installed our network. We believe that these additional services may generate significant incremental revenue.

     We currently offer:

            NETWORK SERVICES                          VALUE ADDED SERVICES
            ----------------                          --------------------
- Internet access services via ARC          - ARC voice conferencing
  OpticNet port, server and desktop         - web hosting and design services
- security services via ARCWatch            - content services
- remote LAN access and Internet dial       - desktop business portal
  access                                    - business television
- virtual private networks                  - domain name registration
- voice                                     - IT operational support services
- customer branded or unbranded e-mail      - IT project services
  accounts                                      network assessment
                                                network design
                                                network integration
                                                cabling infrastructure
                                                technology migration
                                            - premium OpticNet installation

     Network operations expense. Our network operations expenses include payments to providers of transmission capacity, costs associated with customer connections to our in-building broadband data network, customer care, equipment maintenance, payments to real estate owners, property taxes and content licensing costs. In order to provide our services, we must connect each in-building network to a metropolitan hub via a local network and each metropolitan hub to a national network. Unaffiliated parties own these local and national networks. We have contracts with terms generally ranging from one month to five years for connections to these networks. Under these agreements, we incur fixed monthly charges for local connectivity. For national connectivity, we incur fixed monthly charges plus incremental charges based upon customer usage. In addition, if we fail to meet our minimum volume commitments for national connectivity, we may be obligated to pay penalties. In the future, we may contract for volume discounts based on the volume purchased from national connectivity providers. In the event we underestimate our need for transmission capacity, we may be required to obtain capacity through more expensive means. We expect that our connectivity costs will increase as we enter new markets, connect additional buildings and provide services for new customers. In addition, we pay usage-based calling fees in connection with our enhanced conference calling services.

     We incur expenses related to ongoing operations for customer support. We provide customer care through our Richardson-based customer care center, which is augmented by field support personnel and contracts with outside support providers for on-site customer service. Because our strategy emphasizes the importance of customer care, we expect that customer service will become a larger part of our ongoing expenses. Equipment maintenance costs include expenses for equipment repair and periodic servicing. Our field operations personnel, third-party contractors and equipment vendors provide maintenance services. In exchange for access rights from real estate owners, we pay real estate owners either a modest portion of the gross revenue that we generate from tenants inside their buildings or a fixed fee. We incur both fixed and variable costs in connection with licenses related to the provisioning of certain enhanced communications services.

     Value added services expense. The cost of our value added services includes payments to third party vendors for web hosting, website registration, web design projects, and communication equipment. In addition, we incur professional services expenses comprised of internal and external labor for designing, configuring, installing, managing, and supporting customer networks. These expenses are variable primarily based on customer demand.

     Selling expense. Selling expense includes costs of employee salaries and commissions, marketing, advertising and promotional expenses and costs associated with leasing and operating sales demonstration centers. To attract and retain a qualified sales force, we offer our sales personnel a compensation package emphasizing commissions and stock options. We expect to incur significant selling and marketing costs as we continue to penetrate our targeted markets.

     General and administrative expenses. General and administrative expenses include costs associated with corporate administration and infrastructure, billing and personnel. We continue to refine our operational support systems. These systems are necessary to enter, schedule, provision and track a customer order from the point of sale to installation, testing, and service initiation. In addition, these systems will interface with our billing, collection and customer care service systems. Although historically, most of our services have been billed on a flat-rate basis, which has resulted, we believe, in reduced cost and complexity in generating and reconciling our billings compared to what would have resulted with a usage-based pricing model. However, as we add customers and provide more services that require usage-based billing, we expect that billing costs will increase. Accordingly, customer billing is expected to be a significant part of our ongoing administrative expenses. We expect that costs will increase significantly as we expand our operations and that general and administrative expenses will be a larger portion of these costs during the early stages of our business. However, we expect that our general and administrative expenses will represent a smaller percentage of our revenue as we build our customer base.

     Depreciation and amortization. Depreciation and amortization expenses include depreciation of system infrastructure, system equipment, furniture and fixtures, the amortization of leasehold improvements, goodwill and real estate access rights. We expect depreciation and amortization expenses to increase significantly as we install our network in more buildings. While construction is in progress and we have outstanding debt, we capitalize related interest and we amortize the related capitalized interest over the useful life of the constructed assets.

     In connection with the acquisition of real estate access rights pursuant to telecommunications license agreements, we issued warrants to real estate owners. We expect that we will make similar issuances in the future. The warrants are exercisable if and when the real estate owners meet certain performance obligations as outlined in the warrant agreements. The measurement date for valuing the warrants and, accordingly, the real estate access rights, is the date(s) on which the real estate owners effectively complete their performance obligations. At the measurement date, we measure the fair market value of the warrants based on an acceptable pricing model. We believe that the fair market value of telecommunications license agreements granting the real estate access rights for which the measurement date has occurred by December 31, 2000, is approximately $124,481,000, net of amortization, which amount has been capitalized and is being amortized over the term of our agreements with the real estate owners. The term of these agreements is generally ten years. If, with respect to warrants for which the measurement date has not occurred, the fair market value at the measurement date increases, we could realize increased amortization expense, which expense could be material. We expect depreciation and amortization expenses to increase significantly as we acquire access rights to additional buildings and issue additional warrants to real estate owners.

     In connection with the acquisitions of businesses during 2000, we recognized the excess of the purchase price over the fair market value of the net tangible assets for the acquired companies. This excess has been allocated to real estate access rights (approximately $8,522,000, net of amortization) with the remainder allocated to goodwill and other intangible assets. We are amortizing goodwill and other intangible assets over a three-year period. Real estate access rights are being amortized over the life of the related telecommunication license agreements.

     Amortization of deferred compensation. Amortization of deferred compensation is a result of granting stock options and issuing restricted shares to our employees with exercise prices per share treated for accounting purposes as below the fair market value of our common stock at the dates of grant. We are amortizing the deferred compensation over the vesting period of the applicable option and the lapsing of the restrictions on the applicable shares.

     In connection with the acquisitions of businesses during 2000, we entered into various employment agreements with former owners and employees of the acquired companies pursuant to which we issued restricted stock to the former owners and employees. We recognized compensation expense relating to the issuance of these equity securities in exchange for the services. An additional amount is being deferred and amortized over the remaining estimated service period.

     Other income (expense). Other income (expense) consists primarily of net interest income and expense. The interest income is a result of the investment of the proceeds of our initial public offering in October 1999 and the sale of our convertible notes in June 2000 and will be reduced by the interest payments we make to the holders of the convertible notes and capital lease interest expense.

     Provision for income taxes. Provision for income taxes consists of federal, state and local taxes, when applicable. We have not generated any taxable income to date and therefore have not paid or provided for any federal income taxes since inception. A full valuation allowance has been recorded on the deferred tax asset, consisting primarily of start-up costs and net operating loss carry forwards, because of the uncertainty of future operating results. We expect to generate significant net losses for the foreseeable future which should generate net operating loss carry forwards. No benefit for net operating carry forwards is being recognized.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2000, COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Network services revenue. Network services revenue for the year ended December 31, 2000, increased to $10,969,000 as compared to $1,422,000 for the year ended December 31, 1999. The increase in revenues is attributable to growth in the number of customers resulting from increased sales and marketing efforts concentrated in our networked properties, the increased penetration of our broadband data network into new buildings, and the acquisition of two high-speed data communication companies. Additionally, the operations of ARC Canada, a wholly owned subsidiary, resulted in increased network services revenue of $1,903,000 for the year ended December 31, 2000.

     Value added services revenue. Network services revenue for the year ended December 31, 2000, increased to $3,363,000 as compared to $448,000 for the year ended December 31, 1999. This increase in revenue is attributable to growth in the number of customers resulting from increased sales and marketing efforts concentrated in our networked properties and the increased penetration of our broadband data network into new buildings, with the majority of the increase in revenue being the result of the acquisition of two professional services and data communication companies.

     Network operations expense. Network operations expense was $43,389,000 for the year ended December 31, 2000, and $7,554,000 for the year ended December 31, 1999. This increase is consistent with the expansion of our network and the resulting increase in transport, licensing, customer costs and the network operation expenses resulting from ARC Canada and the acquisition of two high-speed data communication companies.

     Cost of value added services. Cost of value added services was $2,356,000 for the year ended December 31, 2000, and $128,000 for the year ended December 31, 1999. The majority of this increase is the result of the acquisition of two professional services and data communication companies.

     Selling expense. Selling expense was $44,535,000 for the year ended December 31, 2000, and $9,296,000 for the year ended December 31, 1999. This increase is attributable to the expansion of sales and marketing efforts including commissions, development of corporate identification, promotional and advertising materials, the establishment of sales demonstration centers, market launch events and hiring sales personnel.

     General and administrative expenses. General and administrative expenses were $60,763,000 for the year ended December 31, 2000, and $25,981,000 for the year ended December 31, 1999. This increase is consistent with the growth of our development activities and operating infrastructure construction. Our number of general and administrative employees increased to 401 as of December 31, 2000, as compared to 283 at December 31, 1999.

     Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2000, increased to $36,155,000 as compared to $5,007,000 for the year ended December 31, 1999. This increase was primarily due to the increase in system infrastructure and system equipment placed in service.

     Amortization of Deferred Compensation. Amortization of deferred compensation was $9,418,000 for the year ended December 31, 2000, and $14,681,000 for the year ended December 31, 1999. This decrease is attributable to the accelerated amortization that occurred in 1999 as a result of employee equity awards vesting upon our initial public offering and the reduction in force that occurred in October 2000.

     Other income. Other income was $8,876,000 for the year ended December 31, 2000, and $3,289,000 for the year ended December 31, 1999. This change in other income is primarily due to an increase in interest income generated by the proceeds we received from our initial public offering and our convertible debt offering.

     Provision for income taxes. For the years ended December 31, 2000, and December 31, 1999, no provision for taxes was recognized as we operated at a loss throughout both periods. We expect to generate significant net losses for the foreseeable future which should generate net operating loss carry forwards. No benefit for net operating carry forwards is being recognized.

  YEAR ENDED DECEMBER 31, 1999, COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Network services revenue. Network services revenue for the year ended December 31, 1999, increased to $1,422,000 as compared to $212,000 for the year ended December 31, 1998. The increase in revenues is attributable to growth in the number of customers resulting from increased sales and marketing efforts concentrated in our networked properties and the increased penetration of our broadband data network into new buildings.

     Value added services revenue. Network services revenue was $448,000 for the year ended December 31, 1999, and $0 for the year ended December 31, 1998. This increase is attributable to the expansion of our broadband data network and product offerings.

     Network operations expense. Network operations expense was $7,554,000 for the year ended December 31, 1999, and $2,358,000 for the year ended December 31, 1998. This increase is consistent with the expansion of our broadband data network and resulting increase in related costs.

     Cost of value added services. Cost of value added services was $128,000 for the year ended December 31, 1999, and $0 for the year ended December 31, 1998. This increase is attributable to the expansion of our broadband data network and product offerings.

     Selling expense. Selling expense was $9,296,000 for the year ended December 31, 1999, and $1,623,000 for the year ended December 31, 1998. This increase was attributable to the continued expansion of sales and marketing efforts, including commissions, development of corporate identification, establishment of sales demonstration centers, promotional and advertising materials and hiring sales personnel.

     General and administrative expenses. General and administrative expenses were $25,981,000 for the year ended December 31, 1999, and $9,736,000 for the year ended to December 31, 1998. This increase is consistent with our development activities and is attributable to growth we experienced in the number of employees as a result of building our operating infrastructure. Our number of general and administrative employees increased to 283 as of December 31, 1999, as compared to 85 at December 31, 1998.

     Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 1999, increased to $5,007,000 as compared to $499,000 for the year ended December 31, 1998. This increase was primarily due to the increase in system infrastructure and system equipment placed in service.

     Amortization of Deferred Compensation. Amortization of deferred compensation was $14,681,000 for the year ended December 31, 1999, and $0 at December 31, 1998. This increase is attributable to amortization that occurred in 1999 as a result of our initial public offering.

     Other income (expense). Other income (expense) was $3,289,000 for the year ended December 31, 1999, and $(606,000) for the year ended December 31, 1998. This change in other income (expense) is primarily attributable to an increase in interest income generated by the proceeds of our initial public offering.

     Provision for income taxes. For the years ended December 31, 1999 and 1998, no provision for taxes was recognized as we operated at a loss throughout both years. We expect to generate significant net losses for the foreseeable future which should generate net operating loss carry forwards. No benefit for net operating carry forwards is being recognized.

  YEAR ENDED DECEMBER 31, 1998, COMPARED TO PERIOD FROM INCEPTION (DECEMBER 19,
  1996) TO DECEMBER 31, 1997

     Network services revenue. Network services revenue for the year ended December 31, 1998, was $212,000. Our fiber-optic network began operation in January 1998. Accordingly, no revenue was recognized for the period from inception to December 31, 1997.

     Network operations expense. Network operations expense was $2,358,000 for the year ended December 31, 1998, and $80,000 for the period from inception to December 31, 1997. This increase is consistent with the expansion of our fiber-optic network and resulting increase in related costs.

     Selling expense. Selling expense was $1,623,000 for the year ended December 31, 1998. This expense was attributable to the initial deployment of our network and the related sales and marketing efforts, including development of our logo, establishment of sales demonstration centers, promotional and advertising materials and hiring sales personnel. Consistent with the initial deployment of our network in January 1998, we had no selling expense in the period from inception to December 31, 1997.

     General and administrative expenses. General and administrative expenses were $9,736,000 for the year ended December 31, 1998, and $1,348,000 for the period from inception to December 31, 1997. This increase is consistent with our development activities and is attributable to growth we experienced in the number of employees as a result of building our operating infrastructure. Our number of general and administrative employees increased to 85 as of December 31, 1998, as compared to 13 at December 31, 1997.

     Depreciation and amortization. Depreciation and amortization for the year ended December 31, 1998, was $499,000 as compared to $10,000 for the corresponding period of the prior year. This increase was attributable to the deployment of our system infrastructure and system equipment which commenced in January 1998.

     Other income (expense). Other income (expense) was $(606,000) for the year ended December 31, 1998, and $(59,000) for the period from inception to December 31, 1997. The change in other income (expense) is primarily due to an increase in interest expense as a result of increased borrowings throughout 1998.

     Provision for income taxes. For the year ended December 31, 1998, and the period from inception to December 31, 1997, no provision for taxes was recognized as we operated at a loss throughout both periods. We expect to generate significant net losses for the foreseeable future which should generate net operating loss carry forwards. No benefit for net operating carry forwards is being recognized.

LIQUIDITY AND CAPITAL RESOURCES

     We have required significant capital to fund the construction and installation of our network within buildings and to purchase electronic equipment for installation in building and metropolitan points of presence. As of December 31, 2000, we had made capital expenditures of $146,172,000 during 2000 and $195,967,000 since inception, respectively. During the third quarter of 2000, we announced a phased business plan that allows for more managed and measured deployment and utilization of our network, direct sales force, application products and services, and customer support infrastructure. Implementation of this revised plan included reducing expenses and the number of employees. On October 2, 2000, we initiated a reduction in force in which approximately 115 employees were separated from our operations. On February 19, 2001, we announced an additional reduction in force in which approximately 140 employees were separated from our operations. As part of this phased business plan, we are approaching our initial network installation and technology choice in each building, as well as network enhancements, on a more demand-driven model, which has significantly slowed the construction of our network and resulted in a corresponding reduction in our capital expenditures. Additionally, we have elected to provide variations on the design of our in-building network to enable us to more cost-effectively construct the network while still offering customers a primarily fiber-optic system with Internet protocol-based services. Although we believe that our phased business plan and corresponding reduction in expenses will enable us to conserve capital without adversely affecting our operations, the reductions in capital spending and employees will likely result in slower customer and revenue growth. We also expect to have additional operating losses, net losses and negative EBITDA.

     In August 1999, we issued shares of common and preferred stock to a group of financial sponsors for approximately $17,000,000. Additionally, in August 1999, we issued shares of common and preferred stock to our real estate partners for approximately $34,000,000.

     On October 29, 1999, we completed an initial public offering of 16,970,550 shares of our common stock for which we received net proceeds of approximately $285,000,000. Since the completion of our initial public offering, we have used approximately $170,000,000 of the proceeds from the offering to fund the construction and installation of our network within buildings, to purchase electronic equipment for installation in building and metropolitan points of presence and for working capital and general corporate purposes. Of the proceeds spent thus far, $166,000,000 were spent in 2000. We may use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, services or products.

     On June 28, 2000, we completed the issuance and sale in a private placement of an aggregate of $150,000,000 in principal amount of our 7.50% convertible subordinated notes due June 15, 2007. We incurred expenses of approximately $4,997,000, of which approximately $4,500,000 represented underwriting fees and approximately $497,000 represented other expenses related to the offering. The net offering proceeds to us after total expenses were approximately $145,003,000. The notes may be converted at the option of the holders into shares of our common stock at an initial conversion price of $15.37 per share, which may be adjusted upon the occurrence of certain events. Interest is payable semiannually on June 15 and December 15, and is payable, at our election, in either cash or registered shares of our common stock. If we elect to pay interest on the notes in common stock, it will have a dilutive effect on our equity securities; if we elect to pay interest on the notes in cash, it will have an effect on liquidity. The notes are redeemable at our option at any time on or after the third business day after June 15, 2004, at specified redemption prices plus accrued interest. We plan to use the proceeds of this offering to construct additional in-building networks, for working capital, general corporate purposes, to fund operating losses and for business acquisitions and investment.

     During June 2000, we terminated our previously unused $45,000,000 credit facility.

     During the second and third quarters of 2000, we acquired all of the outstanding stock of four high-speed data communication and professional services companies and 68% of the outstanding stock of Shared Technologies of Canada. We purchased these companies for an initial aggregate purchase price of 129,000 shares of common stock of the Company valued at approximately $4,011,000 and $16,021,000 in cash of which $1,168,000 was payable at December 31, 2000. The purchase price may be adjusted if certain performance targets are achieved.

     As of December 31, 2000, the Company has entered into warrant agreements for the issuance of 8,089,000 shares of common stock. The performance obligations underlying 7,839,000 shares of common stock had been completed as of December 31, 2000. The value of the telecommunications license agreements related to these 7,839,000 warrants at December 31, 2000, was $142,510,000. Warrants underlying 712,000 shares of common stock, valued at $14,664,000, were exercised during the year ended December 31, 2000.

     As of December 31, 2000, we had capital lease obligations of $73,519,000. $32,229,000 of this amount is current and due during 2001. We have no written commitments for material amounts of additional lease financing.

     As of December 31, 2000, we had committed to pay over the next five years approximately $18,923,000 to carriers under our existing connectivity contracts.

     As of December 31, 2000, we had cash and cash equivalents of $29,455,000 and short-term investments of $212,107,000.

     Management has continued to review general economic conditions and the various factors influencing our business and industry, including those discussed below, and we believe that our cash on hand will be sufficient to fund our continued operating losses and network deployment through 2002, although there can be no assurances in this regard. The sufficiency of our cash on hand and our capital lease facilities to fund our expected additional operating losses and the projected deployment of our network past 2002 is dependent on numerous factors, many of which we cannot control. These factors include:

     - our dependence on growth in demand for our current services including additional bandwidth with corresponding increasing prices;

     - our ability to create internally or partner with others for new products or services and the ultimate demand for and margin on those products or services;

     - our ability to obtain transmission capacity outside our buildings at favorable prices;

     - our ability to reduce expenses as part of our phased business plan without adversely impacting utilization of our network or customer support;

     - our decision to make interest payments on our convertible notes in cash versus equity;

     - the cost of network development in each of our markets and buildings including obtaining favorable prices for equipment purchases;

     - our ability to meet our construction schedules;

     - regulatory changes; and

     - changes in technology and competitive developments.

     If any of these factors or other facts is negatively impacted, we will require additional capital through the issuance of debt or equity or bank borrowings. We have no commitments other than those described in this report for any additional financing, and we cannot be sure that we will be able to obtain any such additional financing at the times required and on terms and conditions acceptable to us. We have developed and begun to implement our phased business plan to reduce and control costs in order to extend our current cash resources. If we are unable to successfully implement our phased business plan, if the assumptions underlying our phased business plan are inaccurate, or if we engage in any material acquisitions or expansion, we will require additional financing. If we are unable to obtain additional financing, our operations could be materially adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We had $212,107,000 in short-term investments at December 31, 2000. The majority of our short-term investments are highly liquid, fixed-rate securities consisting primarily of U.S. Government and corporate securities with original maturities at date of purchase beyond three months and less than 12 months and are subject to interest rate risk. The value of these securities would decline in the event of increases in market interest rates. We intend to hold these securities until maturity and may thus avoid the losses resulting from sudden changes in interest rates. We do not have any derivative instruments nor do we attempt to hedge our market exposure because a majority of our investments are fixed-rate, short-term security. Declines in interest rates or other adverse market factors would reduce our interest income over time and could lead to loss of our principal investment.

     Our sole item of long-term debt, the convertible subordinated notes, provide for a fixed 7.50% rate of interest. The fair value of the notes is sensitive to changes in interest rates.

     We conduct business in Canada through our Canadian subsidiary, for which the Canadian dollar is the functional currency. Accordingly, we are subject to exchange rate exposures arising from the translation and consolidation of the financial results of our Canadian subsidiary. Revenue from the Canadian subsidiary represented approximately 13.90% of our total revenues. Exchange rate movements upon the consolidation of our Canadian subsidiary could impact our revenues, expenses, equity and overall profitability (loss). There can be no assurance that future changes in currency exchange rates will not have an impact on our future cash collections or operating results. We do not currently use derivative financial instruments to manage or hedge foreign currency exchange rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of Allied Riser Communications Corporation and related notes are filed under this Item, beginning on page F-1 of this Annual Report on Form 10-K. The financial statement schedules required under Regulation S-X are filed pursuant to Item 14 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item 10 regarding directors and executive officers is set forth in the Proxy Statement to be delivered to stockholders on or before April 30, 2001, in connection with our Annual Meeting of Stockholders under the headings "Proposal for Election of Directors" and "Executive Officers," respectively, which information is incorporated herein by reference. The information required by this Item 10 regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 by our directors and executive officers, and holders of 10% of a registered class of our equity securities is incorporated herein by reference in the Proxy Statement to be delivered to stockholders on or before April 30, 2001, in connection with our Annual Meeting of Stockholders under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item 11 regarding compensation of executive officers and directors is set forth in the Proxy Statement to be delivered to stockholders on or before April 30, 2001, in connection with our Annual Meeting of Stockholders under the heading "Executive Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item 12 is set forth in the Proxy Statement to be delivered to stockholders on or before April 30, 2001, in connection with our Annual Meeting of Stockholders under the heading "Principal Stockholders and Management Ownership," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item 13 is set forth in the Proxy Statement to be delivered to stockholders on or before April 30, 2001, in connection with our Annual Meeting of Stockholders under the heading "Certain Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:

          1. Consolidated Financial Statements:

           Report of Independent Public Accountants....................  F-2
           Consolidated Balance Sheets as of December 31, 1999 and
             2000......................................................  F-3
           Consolidated Statements of Income (Loss) for the Years Ended
             December 31, 1998, 1999 and 2000..........................  F-4
           Consolidated Statements of Stockholders' Equity for the
             Years Ended December 31, 1998, 1999 and 2000..............  F-5
           Consolidated Statements of Cash Flows for the Years Ended
             December 31, 1998, 1999 and 2000..........................  F-6
           Notes to Consolidated Financial Statements..................  F-7

          2. Index to Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Plan of Complete Liquidation and Reorganization, dated
                            November 18, 1998 (previously filed as Exhibit 2.1 to our
                            Registration Statement on Form S-1, as amended by a Form
                            S-1/A (Amendment No. 3), Commission File No. 333-85597,
                            and incorporated herein by reference)
          3.1            -- Amended and Restated Certificate of Incorporation
                            (previously filed as Exhibit 3.1 to our Quarterly Report
                            on Form 10-Q for the quarter ended September 30, 1999,
                            filed on December 13, 1999, and incorporated herein by
                            reference)
          3.2            -- Bylaws, as amended and restated (previously filed as
                            Exhibit 3.2 to our Registration Statement on Form S-1, as
                            amended by a Form S-1/A (Amendment No. 3), Commission
                            File No. 333-85597, and incorporated herein by reference)
          4.1            -- Specimen Certificate for our common stock (previously
                            filed as Exhibit 4.1 to our Registration Statement on
                            Form S-1, as amended by a Form S-1/A (Amendment No. 3),
                            Commission File No. 333-85597, and incorporated herein by
                            reference)
          4.2            -- Specimen Certificate for our warrants (previously filed as Exhibit 4.2 to our Registration Statement on Form S-1,
                            as amended by a Form S-1/A (Amendment No. 3), Commission
                            File No. 333-85597, and incorporated herein by reference)
          4.3            -- Registration Rights Agreement, dated as of November 23,
                            1998, among Allied Riser and the stockholders named
                            therein (previously filed as Exhibit 4.3 to our
                            Registration Statement on Form S-1, as amended by a Form
                            S-1/A (Amendment No. 1), Commission File No. 333-85597,
                            and incorporated herein by reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.3.1          -- First Amendment to Registration Rights Agreement, dated as of December 30, 1998 (previously filed as Exhibit
                            4.3.1 to our Registration Statement on Form S-1, as
                            amended by a Form S-1/A (Amendment No. 1), Commission
                            File No. 333-85597, and incorporated herein by reference)
          4.3.2          -- Second Amendment to Registration Rights Agreement, dated as of August 18, 2000 (previously filed as Exhibit 4.3.2
                            to our Registration Statement on Form S-1, as amended by
                            a Form S-1/A (Amendment No. 1), Commission File No.
                            333-85597, and incorporated herein by reference)
          4.3.3          -- Third Amendment to Registration Rights Agreement, dated as of August 18, 2000 (previously filed as Exhibit 4.3.3
                            to our Registration Statement on Form S-1, as amended by
                            a Form S-1/A (Amendment No. 1), Commission File No.
                            333-85597, and incorporated herein by reference)
          4.4            -- Indenture, dated as of June 28, 2000 by and between
                            Allied Riser and Wilmington Trust Company, as trustee,
                            relating to Allied Riser's 7.50% Convertible Subordinated
                            Notes due 2007 (previously filed as Exhibit 4.1 to our
                            Quarterly Report of Form 10-Q for the quarter ended June
                            30, 2000, filed on August 11, 2000, and incorporated
                            herein by reference)
          4.5            -- Registration Rights Agreement, dated as of June 22, 2000, by and between Allied Riser and Goldman, Sachs & Co.,
                            relating to Allied Riser's 7.50% Convertible Subordinated
                            Notes due 2007 (previously filed as Exhibit 4.2 to our
                            Quarterly Report of Form 10-Q for the quarter ended June
                            30, 2000, filed on August 11, 2000, and incorporated
                            herein by reference)
         10.1            -- Lease Facility, dated October 23, 1997, by and between
                            Allied Riser and Cisco Systems Capital Corporation, as
                            amended (previously filed as Exhibit 10.3 to our
                            Registration Statement on Form S-1, as amended by a Form
                            S-1/A (Amendment No. 1), Commission File No. 333-85597,
                            and incorporated herein by reference)
         10.2*           -- 1999 Amended and Restated Stock Option and Equity
                            Incentive Plan (previously filed as Exhibit 10.10 to our
                            Registration Statement on Form S-1, as amended by a Form
                            S-1/A (Amendment No. 3), Commission File No. 333-85597,
                            and incorporated herein by reference)
         10.3*           -- 2000 Stock Option and Equity Incentive Plan (previously filed as Exhibit 99.1 to our Registration Statement on
                            Form S-8, Commission File No. 333-39510 and incorporated
                            herein by reference)
         10.3.1*+        -- Form of Deferred Stock Unit Agreement
         10.4*           -- 2000 Employee Stock Purchase Plan (previously filed as
                            Exhibit 99.1 to our Registration Statement on Form S-8,
                            Commission File No. 333-39512, and incorporated herein by
                            reference)
         10.5*           -- Form of Employment Agreement (previously filed as Exhibit
                            10.1 to our Registration Statement on Form S-1, as
                            amended by a Form S-1/A (Amendment No. 3), Commission
                            File No. 333-85597, and incorporated herein by reference)
         10.5.1*+        -- Agreement and General Release dated November 16, 2000, by and between Allied Riser and David Crawford
         10.7            -- Stockholders' Agreement, dated as of November 5, 1998,
                            among the stockholders listed on the signature pages
                            thereof (previously filed as Exhibit 10.4 to our
                            Registration Statement on Form S-1, as amended by a Form
                            S-1/A (Amendment No. 1), Commission File No. 333-85597,
                            and incorporated herein by reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.7.1          -- Amendment No. 1 and Joinder to Stockholders' Agreement,
                            dated November, 1998 (previously filed as Exhibit 10.4.1
                            to our Registration Statement on Form S-1, as amended by
                            a Form S-1/A (Amendment No. 1), Commission File No.
                            333-85597, and incorporated herein by reference)
         10.7.2          -- Amendment No. 2 and Joinder to Stockholders' Agreement,
                            dated December 30, 1998 (previously filed as Exhibit
                            10.4.2 to our Registration Statement on Form S-1, as
                            amended by a Form S-1/A (Amendment No. 3), Commission
                            File No. 333-85597, and incorporated herein by reference)
         10.7.3          -- Amendment No. 3 and Joinder to Stockholders' Agreement,
                            dated August 18, 2000 (previously filed as Exhibit 10.4.3
                            to our Registration Statement on Form S-1, as amended by
                            a Form S-1/A (Amendment No. 3), Commission File No.
                            333-85597, and incorporated herein by reference)
         10.7.4          -- Amendment No. 4 and Joinder to Stockholders' Agreement,
                            dated August 18, 2000 (previously filed as Exhibit 10.4.4
                            to our Registration Statement on Form S-1, as amended by
                            a Form S-1/A (Amendment No. 3), Commission File No.
                            333-85597, and incorporated herein by reference)
         10.8            -- Subscription Agreement, dated as of November 13, 1998, by and among Allied Riser and the investors listed on the
                            signature pages thereof (previously filed as Exhibit 10.5
                            to our Registration Statement on Form S-1, as amended by
                            a Form S-1/A (Amendment No. 1), Commission File No.
                            333-85597, and incorporated herein by reference)
         10.8.1          -- Amendment No. 1 to Subscription Agreement, dated as of
                            November, 1998 (previously filed as Exhibit 10.5.1 to our
                            Registration Statement on Form S-1, as amended by a Form
                            S-1/A (Amendment No. 1), Commission File No. 333-85597,
                            and incorporated herein by reference)
         10.10           -- Indemnification Agreement, dated as of November 23, 1998, by and among Allied Riser and the investors listed on the
                            signature pages thereof (previously filed as Exhibit 10.6
                            to our Registration Statement on Form S-1, as amended by
                            a Form S-1/A (Amendment No. 3), Commission File No.
                            333-85597, and incorporated herein by reference)
         10.10.1         -- Joinder to Indemnification Agreement, dated December 30,
                            1998 (previously filed as Exhibit 10.6.1 to our
                            Registration Statement on Form S-1, as amended by a Form
                            S-1/A (Amendment No. 3), Commission File No. 333-85597,
                            and incorporated herein by reference)
         10.11           -- Stockholders' Pledge Agreement, dated as of November 23,
                            1998, by and among Allied Riser and the investors listed
                            on the signature pages thereto (previously filed as
                            Exhibit 10.7 to our Registration Statement on Form S-1,
                            as amended by a Form S-1/A (Amendment No. 3), Commission
                            File No. 333-85597, and incorporated herein by reference)
         10.12           -- Series A-1 Preferred Stock and Common Stock Investment
                            Agreement, dated December 30, 1998, by and between Allied
                            Riser and Norwest Venture Partners VII, L.P. (includes
                            schedule of other 1998 Investment Agreements) (previously
                            filed as Exhibit 10.8 to our Registration Statement on
                            Form S-1, as amended by a Form S-1/A (Amendment No. 3),
                            Commission File No. 333-85597, and incorporated herein by
                            reference)
         21.1+           -- Subsidiaries of the Registrant
         23.1+           -- Consent of Arthur Andersen LLP

      *  Management contract or compensatory plan or arrangement.

      +  This Exhibit has been filed with this Annual Report on Form 10-K.

     (b) Reports on Form 8-K:

          1. Current Report on Form 8-K, dated October 9, 2000, and filed with the Commission on October 16, 2000, reporting under Items 5 and 7 the changes to our board of directors, executive management and on third quarter results for 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ALLIED RISER COMMUNICATIONS
                                            CORPORATION

                                            By:   /s/ GERALD K. DINSMORE
                                              ----------------------------------
                                                      Gerald K. Dinsmore
                                              Chief Executive Officer, President
                                                          and Director

April 2, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----
               /s/ GERALD K. DINSMORE                  Chief Executive Officer,          April 2, 2001
-----------------------------------------------------    President and Director
                 Gerald K. Dinsmore                      (Principal Executive
                                                         Officer)

                 /s/ TODD C. DOSHIER                   Chief Financial Officer           April 2, 2001
-----------------------------------------------------    (Principal Financial and
                   Todd C. Doshier                       Accounting Officer)

               /s/ STEPHEN W. SCHOVEE                  Director and Chairman of the     March 31, 2001
-----------------------------------------------------    Board
                 Stephen W. Schovee

                 /s/ R. DAVID SPRENG                   Director                         March 30, 2001
-----------------------------------------------------
                   R. David Spreng

                /s/ BLAIR P. WHITAKER                  Director                          April 2, 2001
-----------------------------------------------------
                  Blair P. Whitaker

                /s/ WILLIAM T. WHITE                   Director                         March 31, 2001
-----------------------------------------------------
                  William T. White

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2
Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................  F-3
Consolidated Statements of Income (Loss) for the Years Ended
  December 31, 1998, 1999 and 2000..........................  F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1998, 1999 and 2000..............  F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1999 and 2000..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Allied Riser Communications Corporation:

We have audited the accompanying consolidated balance sheets of Allied Riser Communications Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of income
(loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Riser Communications Corporation and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP

Dallas, Texas,
  January 24, 2001 (except with respect to the matter discussed in Note 14, as to which the date is February 23, 2001)

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                1999       2000
                                                              --------   ---------
                                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $152,564   $  29,455
  Short-term investments....................................   162,013     212,107
  Accounts receivable, net of reserve of $19 and $196 in
     1999 and 2000, respectively............................       259       3,912
  Prepaid expenses and other current assets.................     5,454       5,606
                                                              --------   ---------
          Total current assets..............................   320,290     251,080
PROPERTY AND EQUIPMENT, net.................................    46,577     182,442
REAL ESTATE ACCESS RIGHTS, net of accumulated amortization
  of $2,036 and $16,003 in 1999 and 2000, respectively......   107,099     133,003
GOODWILL AND OTHER INTANGIBLE ASSETS, net of accumulated
  amortization of $0 and $2,592 in 1999 and 2000,
  respectively..............................................        --      12,118
OTHER ASSETS, net...........................................     1,088      11,060
                                                              --------   ---------
          Total assets......................................  $475,054   $ 589,703
                                                              ========   =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................  $ 10,693   $  17,904
  Accrued liabilities.......................................     4,219      21,037
  Current maturities of capital lease obligations...........     3,049      32,229
  Current maturities of debt................................        --         713
                                                              --------   ---------
          Total current liabilities.........................    17,961      71,883
CAPITAL LEASE OBLIGATIONS, net of current maturities........     4,679      41,290
CONVERTIBLE NOTES (7.50% interest payable in stock or
  cash).....................................................        --     150,000
                                                              --------   ---------
          Total liabilities.................................    22,640     263,173
COMMITMENTS AND CONTINGENCIES (see Note 7)

STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par value, 1,000,000,000 shares
     authorized, 56,569,000 and 58,561,000 outstanding as of
     December 31,1999 and 2000, respectively (net of 96,000
     and 675,000 treasury shares, respectively).............         6           6
  Additional paid-in capital................................   434,930     460,137
  Warrants, authorizing the issuance of 6,336,000 and
     7,377,000 shares as of December 31, 1999 and 2000,
     respectively...........................................   109,135     127,846
  Deferred compensation.....................................   (17,654)    (13,501)
  Accumulated other comprehensive income (loss).............        --        (547)
  Accumulated deficit.......................................   (74,003)   (247,411)
                                                              --------   ---------
          Total stockholders' equity........................   452,414     326,530
                                                              --------   ---------
          Total liabilities and stockholders' equity........  $475,054   $ 589,703
                                                              ========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                            1998         1999          2000
                                                         ----------   -----------   -----------
REVENUE:
  Network services.....................................  $      212   $     1,422   $    10,969
  Value added services.................................          --           448         3,363
                                                         ----------   -----------   -----------
          Total revenue................................         212         1,870        14,332
OPERATING EXPENSES:
  Network operations...................................       2,358         7,554        43,389
  Cost of value added services.........................          --           128         2,356
  Selling expense......................................       1,623         9,296        44,535
  General and administrative expenses..................       9,736        25,981        60,763
  Depreciation and amortization........................         499         5,007        36,155
  Amortization of deferred compensation................          --        14,681         9,418
                                                         ----------   -----------   -----------
          Total operating expenses.....................      14,216        62,647       196,616
                                                         ----------   -----------   -----------
OPERATING INCOME (LOSS)................................     (14,004)      (60,777)     (182,284)
                                                         ----------   -----------   -----------
OTHER INCOME (EXPENSE):
  Interest expense.....................................        (724)       (1,275)       (9,348)
  Interest and other income............................         118         4,564        18,224
                                                         ----------   -----------   -----------
          Total other income (expense).................        (606)        3,289         8,876
                                                         ----------   -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES......................     (14,610)      (57,488)     (173,408)
PROVISION FOR INCOME TAXES.............................          --            --            --
                                                         ----------   -----------   -----------
NET INCOME (LOSS)......................................     (14,610)      (57,488)     (173,408)
ACCRUED DIVIDENDS ON PREFERRED STOCK...................        (452)       (6,452)           --
                                                         ----------   -----------   -----------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK...........  $  (15,062)  $   (63,940)  $  (173,408)
                                                         ==========   ===========   ===========
NET INCOME (LOSS) PER COMMON SHARE.....................  $    (8.09)  $     (2.15)  $     (3.18)
                                                         ==========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING..........   1,862,000    29,736,000    54,472,000
                                                         ==========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     COMMON STOCK                          WARRANTS
                                  -------------------   ADDITIONAL   --------------------
                                    NUMBER               PAID-IN      NUMBER                  DEFERRED     ACCUMULATED
                                  OF SHARES    AMOUNT    CAPITAL     OF SHARES    AMOUNT    COMPENSATION     DEFICIT
                                  ----------   ------   ----------   ---------   --------   ------------   -----------
BALANCE, December 31, 1997......     241,000     --           163           --         --           --         (1,905)
Net income (loss)...............          --     --            --           --         --           --        (14,610)
Other comprehensive income --
  foreign currency translation
  adjustment....................          --     --            --           --         --           --             --
Comprehensive income............
  Issuance of common stock, net
    of issuance costs...........  25,475,000      3          (316)          --         --           --             --
  Capital contribution..........          --     --           980           --         --           --             --
  Accrued cumulative dividends
    on preferred stock..........          --     --          (452)          --         --           --             --
                                  ==========    ===      ========    =========   ========     ========      =========
BALANCE, December 31, 1998......  25,716,000      3           375           --         --           --        (16,515)
Net income (loss)...............          --     --            --           --         --           --        (57,488)
Other comprehensive income --
  foreign currency translation
  adjustment....................          --     --            --           --         --           --             --
Comprehensive income............
  Issuance of common stock, net
    of stock repurchases and
    issuance costs..............  24,353,000      2       284,768           --         --           --             --
  Conversion of preferred
    stock.......................   6,500,000      1       123,904           --         --           --             --
  Issuance of warrants..........          --     --            --    6,336,000    109,135           --             --
  Accrued cumulative dividends
    on preferred stock..........          --     --        (6,452)          --         --           --             --
  Deferred compensation.........          --     --        32,335           --         --      (32,335)            --
  Amortization of deferred
    compensation................          --     --            --           --         --       14,681             --
                                  ==========    ===      ========    =========   ========     ========      =========
BALANCE, December 31, 1999......  56,569,000    $ 6      $434,930    6,336,000   $109,135     $(17,654)     $ (74,003)
Net income (loss)...............          --     --            --           --         --           --       (173,408)
Other comprehensive income --
  foreign currency translation
  adjustment....................          --     --            --           --         --           --             --
Comprehensive income............
  Issuance of common stock, net
    of stock repurchases and
    issuance costs..............   1,280,000     --         5,278           --         --           --             --
  Issuance of warrants..........          --     --            --    1,753,000     33,375           --             --
  Exercise of warrants..........     712,000     --        14,664     (712,000)   (14,664)          --             --
  Deferred compensation.........          --     --         5,265           --         --       (5,265)            --
  Amortization of deferred
    compensation................          --     --            --           --         --        9,418             --
                                  ==========    ===      ========    =========   ========     ========      =========
BALANCE, December 31, 2000......  58,561,000    $ 6      $460,137    7,377,000   $127,846     $(13,501)     $(247,411)

                                   ACCUMULATED
                                      OTHER
                                  COMPREHENSIVE
                                     INCOME        EQUITY     COMPREHENSIVE
                                     (LOSS)         TOTAL        INCOME
                                  -------------   ---------   -------------
BALANCE, December 31, 1997......         --          (1,742)
Net income (loss)...............         --         (14,610)     (14,610)
Other comprehensive income --
  foreign currency translation
  adjustment....................         --              --           --
                                                                --------
Comprehensive income............                                 (14,610)
                                                                ========
  Issuance of common stock, net
    of issuance costs...........         --            (313)
  Capital contribution..........         --             980
  Accrued cumulative dividends
    on preferred stock..........         --            (452)
                                      =====       =========
BALANCE, December 31, 1998......         --         (16,137)
Net income (loss)...............         --         (57,488)     (57,488)
Other comprehensive income --
  foreign currency translation
  adjustment....................         --              --           --
                                                                --------
Comprehensive income............                                 (57,488)
                                                                ========
  Issuance of common stock, net
    of stock repurchases and
    issuance costs..............         --         284,770
  Conversion of preferred
    stock.......................         --         123,905
  Issuance of warrants..........         --         109,135
  Accrued cumulative dividends
    on preferred stock..........         --          (6,452)
  Deferred compensation.........         --              --
  Amortization of deferred
    compensation................         --          14,681
                                      =====       =========
BALANCE, December 31, 1999......      $  --       $ 452,414
Net income (loss)...............         --        (173,408)    (173,408)
Other comprehensive income --
  foreign currency translation
  adjustment....................       (547)           (547)        (547)
                                                                --------
Comprehensive income............                                (173,955)
                                                                ========
  Issuance of common stock, net
    of stock repurchases and
    issuance costs..............         --           5,278
  Issuance of warrants..........         --          33,375
  Exercise of warrants..........         --              --
  Deferred compensation.........         --              --
  Amortization of deferred
    compensation................         --           9,418
                                      =====       =========
BALANCE, December 31, 2000......      $(547)      $ 326,530

  The accompanying notes are an integral part of these consolidated financial statements.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                                1998       1999       2000
                                                              --------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(14,610)  $(57,488)  $(173,408)
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities --
     Depreciation and amortization..........................       499     19,688      45,573
     Changes in assets and liabilities, net of the effect of
       acquisitions
       Increase in accounts receivable, net.................       (20)      (239)     (2,260)
       (Increase) decrease in prepaid expenses..............      (128)    (5,316)        515
       (Increase) decrease in other assets..................      (992)     1,299      (4,673)
       Increase in accounts payable and accrued
          liabilities.......................................     2,454     11,799      15,718
                                                              --------   --------   ---------
          Net cash used in operating activities.............   (12,797)   (30,257)   (118,535)
                                                              --------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (9,738)   (28,790)    (79,815)
  Purchases of short-term investments, net..................        --   (162,013)    (50,094)
  Acquisition of businesses, net of cash acquired...........        --         --     (14,745)
                                                              --------   --------   ---------
          Net cash used in investing activities.............    (9,738)  (190,803)   (144,654)
                                                              --------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from convertible notes, net of offering cost.....    15,100         --     145,003
  Payments on capital lease obligations.....................      (373)    (2,167)     (6,023)
  Payments of debt..........................................   (17,668)        --        (391)
  Proceeds from issuance of common stock and sale of
     subsidiary stock, net of issuance costs................      (321)   284,770       1,728
  Proceeds from issuance of preferred stock.................    66,000     51,000          --
  Credit facility origination fee...........................        --     (1,350)         --
  Capital contribution......................................       980         --          --
                                                              --------   --------   ---------
          Net cash provided by financing activities.........    63,718    332,253     140,317
                                                              --------   --------   ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................        --         --        (237)
                                                              --------   --------   ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............    41,183    111,193    (123,109)
CASH AND CASH EQUIVALENTS, beginning of period..............       188     41,371     152,564
                                                              --------   --------   ---------
CASH AND CASH EQUIVALENTS, end of period....................  $ 41,371   $152,564   $  29,455
                                                              ========   ========   =========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Payments for interest.....................................  $    113   $    569   $   6,836
  Noncash investing and financing activities --
  Equipment acquired under capital leases...................  $  2,515   $  7,754   $  67,501
  Accrued dividends and interest on preferred stock and
     convertible notes......................................  $    452   $  6,452   $     500
  Warrants issued...........................................  $     --   $109,135   $  33,375
  Deferred compensation.....................................  $     --   $ 32,335   $   5,265
  Conversion of preferred stock.............................  $     --   $123,904   $      --
  Common stock issued for business acquisitions (129,000
     shares)................................................  $     --   $     --   $   4,011

  The accompanying notes are an integral part of these consolidated financial statements.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION:

     Allied Riser Communications Corporation ("ARC Corporation") (collectively including all predecessors, the "Company") is a facilities-based provider of broadband data, video and voice communications services to small-and-medium-sized businesses in 54 major metropolitan statistical areas in North America. The Company's services, which today include high-speed Internet access and other broadband data services, are typically delivered to the Company's customers over its broadband data network built inside multi-tenant commercial office buildings. In addition to selling services to the commercial tenants of buildings in which the Company owns and operates this broadband data network, the Company leverages its existing customer relationships by offering end-to-end connectivity on a resold basis to businesses located outside these buildings.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION

     The accompanying financial statements include all wholly owned subsidiaries and a 68% owned subsidiary, Shared Technologies of Canada ("STOC"). STOC is owned by the Company's wholly owned subsidiary, ARC Canada. All inter-company accounts and activity have been eliminated. Minority interest in STOC, is not presented in the accompanying financial statements because the minority interest is in a deficit position and the Company continues to record 100 percent of the losses of STOC.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash and marketable securities with original maturities of three months or less.

     The cash balance at December 31, 2000, includes $1,716,000 in escrow which relates to acquisitions made during 2000 (see Note 10). This escrowed amount is restricted as to use by the Company.

  Short-term Investments

     Short-term investments consist primarily of U.S. government and corporate fixed income securities with original maturities at date of purchase beyond three months and less than 12 months. Such short-term investments are carried at their accreted value as the Company intends to hold these securities to maturity. Also included in short-term investments are corporate fixed income securities with original maturities beyond 12 months for which management will exercise its redemption provision within the next 12 months. These securities comprise less than 2% of total short-term investments. Unrealized gains and losses on these securities are not significant. As of December 31, 2000, investments are carried at their original cost, which approximates fair market value.

LONG-LIVED ASSETS

  Property and Equipment

     Property and equipment are stated at cost and depreciated when placed in service using the straight-line method. Interest is capitalized during the construction period of system infrastructure based on the rates applicable to borrowings outstanding during the period. Equipment held under capital lease obligations is amortized over the shorter of the lease term or estimated useful life of the asset. Equipment held under capital lease obligations amounted to approximately $9,169,000 and $73,769,000, net of accumulated amortization of approximately $1,100,000 and $8,404,000, for the years ended December 31, 1999 and 2000, respectively. Repair and maintenance costs are expensed as incurred.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

REAL ESTATE ACCESS RIGHTS

     The Company has entered into agreements to issue warrants to its real estate partners in conjunction with acquiring real estate access rights. The warrants and the rights associated with the warrants may be adjusted if certain telecommunication license agreements are not executed in accordance with the parameters outlined in the warrant acquisition agreements. Accordingly, the final measurement date for the warrants is the date on which the telecommunication license agreements are signed and the real estate partners effectively complete their performance element of the agreement. At the measurement date, the Company measures the fair market value of the warrants based on an acceptable pricing model. This asset is amortized over the term of the related telecommunication license agreement which is generally ten years.

  Goodwill and Other Intangible Assets

     The excess of the purchase price of the acquired businesses over the fair market value of the identifiable net assets of acquired businesses has been recorded as identifiable intangible assets, including customer lists and assembled workforce, with the remainder recorded as goodwill. The Company is amortizing goodwill and intangible assets over a three-year period.

  Realization of Long-Lived Assets

     The Company periodically evaluates its long-lived assets, including property and equipment and real estate access rights, to determine whether events or changes in circumstances have occurred that indicate the remaining asset balances may not be recoverable and an impairment loss should be recorded. Recoverability of assets is measured by comparing the carrying amount of an asset to the undiscounted future cash flows estimated to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets. No such impairments have been recorded as of December 31, 2000.

  Self-insurance Reserves

     The Company has accrued for costs related to medical claims. At the time of an incident, the Company records a reserve for the incident's estimated outcome, which may be adjusted, as additional information becomes available. Total accrued claims liabilities represent all such reserves and the Company's estimate for incidents which may have been incurred but not reported as of the balance sheet date. Management believes that any additional cost incurred over amounts accrued will not have a material adverse effect on the Company's financial position or results of operations.

  Treasury Stock

     Pursuant to a stockholders' agreement, the Company periodically repurchases shares of the Company's common stock. Shares repurchased are accounted for under the cost method.

REVENUE RECOGNITION

     Network services revenue includes broadband data, video, voice communication and installation services. Broadband data and video are subscription-based services generally provided to customers under month-to-month contracts. Voice communications and installation services are usage-based services. Installation service fees are non-recurring fees for access to the Company's network. Service revenues are recognized in the month in which the services are provided, except for installation service fees which are deferred and recognized over the estimated customer life. Deferred service fees were approximately $0 and $1,166,000 at December 31, 1999 and 2000, respectively, and are included in accrued liabilities in the accompanying financial statements.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     Value added service revenue includes web design and consulting, professional services and web hosting. Such services are recognized upon completion of services.

     During 2000, the Company adopted Staff Accounting Bulletin (SAB) No. 101. "Revenue Recognition in Financial Statements." SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. The adoption of SAB No. 101 did not have a material effect on the Company's results of operation for the year ended December 31, 2000.

NETWORK OPERATIONS

     Network operations include payments to providers of transmission capacity, costs associated with customer care, customer installations, equipment maintenance, payments to real estate owners, property taxes and content licensing costs. All expenses related to network services are recognized as incurred.

  Cost of Value Added Services

     Cost of value added services includes direct costs and internal labor associated with web design and consulting, professional services and web hosting. All expenses related to value added services are recognized as incurred.

SELLING EXPENSE

     Selling expense includes employee salaries, commissions, taxes, benefits, advertising, marketing and promotional expenses and costs associated with leasing and operating sales demonstration centers.

INCOME TAXES

     Deferred income tax assets and liabilities are recorded for the differences between the tax and financial reporting basis of the assets and liabilities and are based on the enacted income tax rates which are expected to be in effect in the period in which the difference is expected to be settled or realized. A change in tax laws would result in adjustments to the deferred tax assets and liabilities. Management periodically evaluates whether it is more likely than not that some or all of the deferred tax assets will be realized. Adjustments are made to the related assets carrying values based on this periodic evaluation of realizability (see Note 11).

COMPREHENSIVE INCOME (LOSS)

     Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period as a result of transactions from other events and circumstances from non-owner sources. It consists of net income and other gains and losses affecting stockholders' equity that, under accounting principles generally accepted in the United States, are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Currency translation is the only item of other comprehensive income impacting the Company.

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

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     Restricted stock issued to employees is subject to repurchase by the Company until vested, and such unvested shares are not included in the weighted average number of common shares outstanding for the period. Shares of restricted stock outstanding were 2,447,000, 2,315,000 and 859,000 as of December 31, 1998, 1999 and 2000, respectively.

     Options to purchase approximately 0, 1,504,000 and 8,738,000 shares of common stock, were outstanding as of December 31, 1998, 1999 and 2000, respectively. Warrants to purchase 0, 6,336,000 and 7,377,000 shares of common stock, were outstanding as of December 31, 1998, 1999 and 2000, respectively. In addition, certain equity instruments are contingently issuable and would be potentially dilutive securities upon issuance (see
     Note 8).

     Diluted EPS are not presented as all potentially dilutive securities would be antidilutive due to the net loss incurred for the years ended December 31, 1998, 1999 and 2000.

  Segments

     The Company's chief operating decision maker evaluates performance based upon underlying information of the Company as a whole. There are no additional reporting segments.

  International Operations

     The Company recognized a total of $1,992,000 of revenue from operations in Canada through its wholly owned subsidiary, ARC Canada, for the year ended December 31, 2000. Long-lived assets of ARC Canada were $18,676,000 as of December 31, 2000.

USE OF ESTIMATES IN FINANCIAL STATEMENTS

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from those estimates.

  Reclassifications

     Certain 1998 and 1999 balances have been reclassified to conform to the current year presentation.

  Foreign Currency Translation

     For the Company's Canadian subsidiary, the local currency is the functional currency. All assets and liabilities are translated at exchange rates in effect at the end of the period, and income and expense items are translated at the average exchange rates for the period. Translation adjustments are reported as a separate component of stockholders' equity.

  New Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires that all derivatives be recognized at fair value as either assets or liabilities. SFAS 133 also requires an entity that elects to apply hedge accounting to establish the method to be used in accessing the effectiveness of the hedging derivatives and the measurement approach for determining the ineffectiveness of the hedge at the inception of the hedge. The methods chosen must be consistent with the entity's approach to managing risk. SFAS 133 is effective for the Company as of January 1, 2001. SFAS 133 is

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES not expected to have an effect on the Company, as the Company has historically not invested in derivatives or participated in hedging activities.

3. PROPERTY AND EQUIPMENT, NET:

     Property and equipment as of December 31 consist of the following:

                                                           AVERAGE
                                                          ESTIMATED
                                                           USEFUL
                                                            LIVES
                                                           (YEARS)       1999           2000
                                                          ---------   -----------   ------------
Office equipment and information systems................      4       $13,789,000   $ 38,526,000
Furniture and fixtures..................................      7         2,207,000      4,292,000
Leasehold improvements..................................      5         1,768,000      3,419,000
System infrastructure...................................     10         9,028,000     30,573,000
System equipment........................................      5         7,180,000     43,468,000
Construction-in-progress................................               16,062,000     82,783,000
                                                                      -----------   ------------
                                                                       50,034,000    203,061,000
Less --
  Accumulated depreciation and amortization.............               (3,457,000)   (20,619,000)
                                                                      -----------   ------------
Property and equipment, net.............................              $46,577,000   $182,442,000
                                                                      ===========   ============

     Capitalized interest for the years ended December 31, 1998, 1999 and 2000, was approximately $221,000, $0 and $1,150,000, respectively.

4. OTHER ASSETS, NET:

     Other assets primarily include deferred debt issuance costs and long term deposits as required by lease agreements. Deferred debt issuance was recorded upon issuance of $150,000,000 convertible notes and is being amortized over the life of the related agreement. The balance as of December 31, 2000, was approximately $4,639,000, net of accumulated amortization of $358,000. Deposits required by lease agreements were approximately $5,202,000 and are refundable upon expiration of the related agreements.

5. ACCRUED LIABILITIES:

     Accrued liabilities as of December 31 consist of the following:

                                                                 1999         2000
                                                              ----------   -----------
Property and equipment additions............................  $2,863,000   $   334,000
General operating expenses..................................   1,129,000    15,707,000
Due to former stockholders of an acquired company...........           0     1,168,000
Deferred revenue............................................           0     1,166,000
Interest....................................................     227,000     2,662,000
                                                              ----------   -----------
Accrued Liabilities.........................................  $4,219,000   $21,037,000
                                                              ==========   ===========

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

6. DEBT:

     In March 1999, the Company entered into a credit facility under which the Company could borrow up to $45,000,000 subject to certain conditions. The Company paid an origination fee of $1,350,000, which was fully amortized to interest expense during 1999 and 2000. During June 2000, the Company terminated this facility. No amounts had been drawn under this facility at the date of termination.

     On June 28, 2000, the Company completed the issuance and sale in a private placement of an aggregate of $150,000,000 in principal amount of its 7.50% convertible subordinated notes due June 15, 2007 (the "Notes). The Company incurred expenses of approximately $4,997,000, of which approximately $4,500,000 represented underwriting fees and approximately $497,000 represented other expenses related to the offering. The net offering proceeds to the Company after total expenses were approximately $145,003,000. The Notes may be converted at the option of the holders into shares of the Company's common stock at an initial conversion price of $15.37 per share, which may be adjusted upon the occurrence of certain events. Interest is payable semiannually on June 15 and December 15, and is payable, at the election of the Company, in either cash or registered shares of the Company's common stock. The Notes are redeemable at the Company's option at any time on or after the third business day after June 15, 2004, at specified redemption prices plus accrued interest. During 2000, a shelf registration statement on Form S-3 (Commission File No. 333-50026) was filed with the Securities and Exchange Commission registering the Notes and the shares of common stock issuable upon conversion of the Notes and as payment-in kind interest on the Notes. Total interest expense incurred during 2000 related to the Notes was approximately $5,719,000, of which $5,219,000 was paid in cash and $500,000 is included in accrued liabilities in the accompanying balance sheet.

     In connection with the Company's acquisition of businesses, the Company recognized notes of approximately $713,000 which are currently payable.

7. COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

     The Company has entered into various operating lease agreements, with expirations through 2010, for leased space and equipment. Future minimum lease obligations as of December 31, 2000, related to the Company's operating leases are as follows:

2001...................................................   $11,107,000
2002...................................................    12,037,000
2003...................................................    12,409,000
2004...................................................    10,012,000
2005...................................................     6,143,000
Thereafter.............................................     5,591,000
                                                          -----------
          Total minimum lease obligations..............   $57,299,000
                                                          ===========

     Total operating lease expenses for the years ended December 31, 1998, 1999 and 2000, was approximately $586,000, $1,946,000 and $9,321,000, respectively.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CAPITAL LEASES

     The Company has entered into various capital leases for equipment. Future minimum lease obligations as of December 31, 2000, related to the Company's capital leases are as follows:

2001..................................................   $ 39,484,000
2002..................................................     28,832,000
2003..................................................     15,263,000
2004..................................................        754,000
2005..................................................         33,000
                                                         ------------
          Total minimum lease obligations.............     84,366,000
Less -- Amounts representing interest.................    (10,847,000)
                                                         ------------
Present value of minimum lease obligations............     73,519,000
Current maturities....................................    (32,229,000)
                                                         ------------
Capital lease obligations, net of current
  maturities..........................................   $ 41,290,000
                                                         ============

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

     Future minimum obligations as of December 31, 2000, related to the Company's connectivity contracts are as follows:

2001...................................................   $14,956,000
2002...................................................     2,509,000
2003...................................................     1,062,000
2004...................................................       215,000
2005...................................................       181,000
                                                          -----------
          Total minimum lease obligations..............   $18,923,000
                                                          ===========

     Total connectivity expense for the years ended December 31, 1998, 1999 and 2000, was approximately $463,000, $2,144,000 and $19,557,000, respectively.

LITIGATION

     The Company is involved in certain litigation arising in the ordinary course of business. Management believes that such litigation will be resolved without material effect on the Company's financial position or results of operations.

ACQUISITION COMMITMENTS

     During 2000, the Company completed five acquisitions as described in Note
10. Additional amounts are potentially payable to the former owners of the acquired companies and are contingent upon the achievement of certain performance levels. The performance levels relate to various employment and financial targets that

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES extend into 2003 and that may or may not be achieved. Payment of all these contingent amounts would result in additional goodwill and/or compensation expense. If all performance targets are achieved the Company would be obligated to pay up to $540,000 in cash, issue up to 861,000 shares of common stock of the Company, release from restriction warrants underlying 250,000 shares of common stock of the Company, release from restriction 759,000 shares of restricted stock and issue shares of common stock (in addition to the 861,000 shares previously discussed) equivalent to $1,100,000 as of the date of issuance. Additional goodwill and/or compensation expense will be recorded as it becomes probable that such amounts will be paid to the former owners of the acquired companies.

8. EQUITY:

COMMON STOCK

     Pursuant to an investment agreement dated November 23, 1998, and in connection with a preferred investment (see below), the Company issued to a group of investors approximately 13,270,000 shares of common stock for $.0015 per share and approximately 7,291,000 shares of common stock for $.0015 per share to a second group of investors in December 1998.

     During 1998, accrued interest totaling $980,000 was contributed by an investor and a real estate owner. As both are related parties of the Company, the contribution was accounted for as a capital transaction and included in the accompanying consolidated statements of stockholders' equity.

     In April 1999, the Company issued 125,000 shares of common stock for consulting services previously received.

     In August 1999, the Company issued 6,059,000 shares of common stock to a group of financial sponsors and to real estate partners in connections with a preferred investment. (See Preferred Stock, August 1999 transaction below)

     On October 29, 1999, the Company raised gross proceeds of approximately $305,470,000 in its initial public offering. The Company sold 16,970,550 shares of common stock at a price of $18 per share.

     During the years ended December 31, 1999 and 2000, the Company repurchased 96,000 and 579,000 shares of unvested restricted common stock. During the year ended December 31, 2000, warrants underlying 712,000 shares of stock were exercised (see Warrants). During the year ended December 31, 2000, 1,791,000 shares of common stock were issued in connection with acquisitions, of which 759,000 shares are restricted and subject to forfeiture if certain performance targets are not achieved over the next three years. Of these 1,791,000 shares of common stock, 129,000 shares were purchase consideration while 1,662,000 shares were compensation to employees of the acquired companies. During the year ended December 31, 2000, 52,000 shares of common stock were issued in connection with the Company's employee stock purchase plan. Stock options underlying 347,000 and 16,000 shares of common stock of the Company were exercised by employees during the year ended December 31, 1999 and 2000, respectively.

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

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     The holders of the preferred stock were entitled to certain rights including: redemption, conversion, dividends and liquidation preference, as defined in the investment agreement. As a result of the redemption provision, the preferred stock was classified outside of stockholders' equity (deficit).

     Simultaneous with the Company's initial public offering and pursuant to contractual agreements with the preferred stockholders, all of the outstanding shares of preferred stock were converted into 6,500,000 shares of common stock. Upon the conversion, accrued dividends of $6,904,000 on the preferred stock were waived and recorded as a contribution to capital.

WARRANTS

     The Company has issued and plans to continue to issue to real estate partners and their affiliates warrants to acquire shares of common stock in exchange for the right, pursuant to telecommunications license agreements, to install its broadband data network in these real estate entities' buildings. The warrants are exercisable upon the occurrence of certain events, as defined in the warrant acquisition agreements.

     The number of warrants the Company is obligated to issue may be adjusted if certain telecommunication license agreements are not executed and delivered in accordance with the parameters outlined in the warrant acquisition agreements. Accordingly, the date for determining the final value of the warrants is the date on which the telecommunication license agreements are signed and delivered, as defined, and the real estate partners effectively complete their performance element of the warrant acquisition agreement. At the measurement date, the Company will measure the fair market value of the warrants based on an acceptable pricing model. The warrants also are subject to forfeiture as a result of subsequent events of default by the real estate partners as outlined in the warrant acquisition agreement.

     During the year ended December 31, 1999, the Company entered into warrant acquisition agreements for the issuance of 7,004,000 shares of common stock. The performance obligations underlying 6,336,000 shares of common stock had been completed as of December 31, 1999. The value of the telecommunication license agreements (TLA's) related to these 6,336,000 warrants at December 31, 1999, was $109,135,000.

     During the year ended December 31, 2000, the Company entered into warrant agreements for the issuance of 1,085,000 shares of common stock, net of clawbacks. The performance obligations related to 1,353,000 warrants were completed during 2000. The value of the TLA's related to these 1,353,000 warrants at December 31, 2000, was $30,979,000. Warrants underlying 712,000 shares of common stock, valued at $14,664,000, were exercised during the year ended December 31, 2000.

     During the year ended December 31, 2000, the Company issued warrants underlying 150,000 shares of common stock in exchange for services which resulted in an expense of $2,396,000.

     During the year ended 31, 2000, the Company issued warrants underlying up to 250,000 shares of common stock in connection with acquisitions. The exercise of these warrants are contingent upon future events (see Note 7).

9. STOCK COMPENSATION:

RESTRICTED STOCK AWARDS

     During 1998 and early 1999, the Company issued approximately 5,753,000 shares of common stock to management, current and former employees and non-employee stockholders for $.0015 per share. With respect to the stockholders who are employees of the Company, subscription agreements provide that the shares shall be restricted, non-transferable, and subject to repurchase by the Company until vested. Upon issuance of the shares to the employees in 1998, certain shares were vested based on employees' prior service with the Company. Unvested shares vest over four years in equal monthly installments commencing upon their issuance. Pursuant to contractual arrangements, vesting of shares may accelerate upon the occurrence of

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES a qualifying business combination or a combination of a qualifying business combination and termination of employment without cause. The accelerated vesting provisions differ based upon the employee's position with the Company. There are no accelerated vesting provisions related to performance criteria. Upon the resignation or termination of an employee subscriber for any reason, all unvested shares will be subject to repurchase by the Company at the price paid by the employee.

     The following table presents the activity related to restricted stock for the years presented.

                           GRANTED     VESTED     REPURCHASED   OUTSTANDING
                          ---------   ---------   -----------   -----------
1998....................  4,610,000   2,163,000          --      2,447,000
1999....................  1,143,000   1,122,000     153,000      2,315,000
2000....................         --     953,000     503,000        859,000

     The vesting schedule for the outstanding shares that have been issued or subscribed through December 31, 2000, for the years ending is:

2001......................................................   409,000
2002......................................................   387,000
2003......................................................    63,000

     During the year ended December 31, 2000, the Company issued 759,000 shares of restricted stock (see Compensation Charge discussion below). These shares are subject to certain contingencies based on future events and are not included in the schedules above (see Note 7).

EQUITY BASED COMPENSATION PLANS

     Effective June 1, 1999, the Company adopted the 1999 Amended and Restated Stock Option and Equity Incentive Plan (the "1999 Plan") under which 5,000,000 shares of common stock are authorized for issuance. Effective June 15, 2000, the Company adopted the Allied Riser Communications Corporation 2000 Stock Option and Equity Incentive Plan (the "2000 Plan") under which 8,500,000 shares of common stock are authorized for issuance (the 1999 Plan and the 2000 Plan, together the "Plans"). The shares authorized under the Plans, subject to adjustments, are available for award to employees, officers, directors, or consultants. Pursuant to the Plans, the Company's board of directors may grant stock options, stock appreciation rights, restricted shares, deferred shares and certain tax offset payments. The terms of any particular grant, including any performance-based requirements, vesting terms and other restrictions are determined by the Board or by the Compensation Committee of the Board. The exercise price of nonstatutory options may be above, at or below fair market value of the common stock on the grant date. The exercise price of incentive stock options must not be less than the fair market value on the grant date. The right to purchase shares under the stock options agreements typically vests over a four-year period. The exercise period of options may be set by the Board or the Committee but may not exceed ten years for incentive stock options. As of December 31, 2000, there were 4,694,000 share available for future grants. No options were granted outside of the Plans.

     During June 1999, the Company granted 347,000 stock options to employees under the 1999 Plan. Each of the options granted included a provision for exercise through July 26, 1999. All options were exercised prior to that date. Shares issued upon the exercise of the stock options were restricted and shall vest on a monthly basis over a four-year period.

     The Company accounts for stock options and other employee awards under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation costs for the Plans been determined based on the fair market value of the options as of the grant dates, consistent with the method prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES income (loss) applicable to common stock and net income (loss) per common share would have resulted in the pro forma amounts indicated below (dollars in thousands, exception per share data):

                                                                1999        2000
                                                              --------    ---------
Net income (loss):
  As reported...............................................  $(63,940)   $(173,408)
  Pro forma.................................................   (66,167)    (195,244)
Net income (loss) per common share:
  As reported...............................................  $  (2.15)   $   (3.18)
  Pro forma.................................................     (2.23)       (3.58)

     No diluted earnings per share are presented as the Company has generated net losses and all potentially dilutive securities would be antidilutive.

     The weighted average fair market value of options granted during each of the years ended December 31, 1999 and 2000, were $13.25 and $6.81, respectively. The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                              1999    2000
                                                              ----    ----
Expected dividend yield.....................................    --      --
Expected stock price volatility.............................   107%    106%
Average risk-free interest rate.............................  5.30%   6.02%
Expected life of options (years)............................     6       6

     The following table summarizes stock option activity for the year ended December 31, 1999 and 2000:

                                                                                         WEIGHTED
                                                     OPTIONS     RANGE OF PRICE PER      AVERAGE
                                                   OUTSTANDING         SHARE          EXERCISE PRICE
                                                   -----------   ------------------   --------------
Balance at 1/1/99................................          --                    --      $     --
Granted --
Option Price Equal to Fair Market Value..........   1,566,095    $0.0015  -  $22.500     $ 8.8581
          Total Granted:.........................   1,566,095    $0.0015  -  $22.500     $ 8.8581
Exercised........................................     (22,656)   $0.0015  -  $0.3336     $ 0.1169
Canceled.........................................     (39,022)   $0.0015  -  $18.000     $ 6.8522
                                                   ----------    ------------------      --------
Balance at 12/31/99..............................   1,504,417    $0.0015  -  $22.500     $ 9.0532
                                                   ==========    ==================      ========
Granted --
Option Price Equal to Fair Market Value..........   6,146,769    $1.3750  -  $41.250     $ 9.3198
Option Price Greater Than Fair Market Value......   1,151,414    $4.9063  -  $26.875     $ 5.4631
Option Price Less Than Fair Market Value.........   1,388,000    $0.0000  -  $26.625     $ 1.6520
          Total Granted:.........................   8,686,183    $0.0000  -  $41.250     $ 7.5745
Exercised........................................     (45,805)   $0.3336  -  $0.3336     $ 0.3336
Canceled.........................................  (1,407,258)   $0.0015  -  $41.250     $13.1782
                                                   ----------    ------------------      --------
Balance at 12/31/00..............................   8,737,537    $0.0000  -  $41.250     $ 6.9645
                                                   ==========    ==================      ========

     As of December 31, 2000, 735,601 of options outstanding were exercisable. No options outstanding were exercisable at December 31, 1999. The remaining options will become exercisable over the next three to four years based on vesting percentages.

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     The following table summarizes information about the Company's outstanding and exercisable stock options at December 31, 2000:

                                          OPTIONS OUTSTANDING
                                      ----------------------------
                                                        WEIGHTED-            OPTIONS EXERCISABLE
                                                         AVERAGE     -----------------------------------
                                                        REMAINING    WEIGHTED-                 WEIGHTED-
                                                       CONTRACTUAL    AVERAGE    EXERCISABLE    AVERAGE
                                       OUTSTANDING        LIFE       EXERCISE       AS OF      EXERCISE
RANGE OF EXERCISE PRICES              AS OF 12/31/00     (YEARS)       PRICE      12/31/00       PRICE
------------------------              --------------   -----------   ---------   -----------   ---------
$ 0.0000 -  4.1250..................    4,740,990          9.6        $1.9706       87,948     $ 0.7828
  4.1251 -  8.2500..................    1,738,572          8.8         5.3747      230,553       5.1224
  8.2501 - 12.3750..................      158,907          9.6        10.3827       50,000      10.2500
 12.3751 - 16.5000..................      298,052          9.4        14.2789            0       0.0000
 16.5001 - 20.6250..................    1,411,343          7.6        18.0243      362,244      17.9964
 20.6251 - 24.7500..................       37,678          8.6        22.8407        4,856      22.5000
 24.7501 - 28.8750..................      250,041          8.2        25.3271            0       0.0000
 28.8751 - 33.0000..................       52,036          9.2        31.1039            0       0.0000
 33.0001 - 37.1250..................        2,300          9.2        34.7500            0       0.0000
 37.1251 - 41.2500..................       47,618          9.2        40.7246            0       0.0000
                                        ---------          ---        -------      -------     --------
         Total......................    8,737,537          9.1        $6.9656      735,601     $11.4065
                                        =========          ===        =======      =======     ========

2000 EMPLOYEE STOCK PURCHASE PLAN

     Beginning July 1, 2000, the Company has established an employee stock purchase plan, the Allied Riser Communications Corporation 2000 Employee Stock Purchase Plan (the "ESPP"), the terms of which allow qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to the lower of 85% of the closing price on the first or last day of the offering period. Offering periods begin on the first day of each fiscal quarter and end on the last day of each fiscal quarter. Under the ESPP, the Company issued 52,700 and 183,400 shares of common stock for the third and fourth fiscal quarters of 2000 at an average price per share of $5.64 and $1.73, respectively.

COMPENSATION CHARGE

     The Company completed an initial public offering ("IPO") of its securities on October 29, 1999. The estimated fair market value of the Company's common stock (as implied by the IPO price) exceeded management's determination of fair market value of each stock option grant and restricted stock grant made prior to the IPO. Therefore, the Company has recorded compensation of $32,335,000 for the excess of the IPO price over the pre-IPO stock option grant and restricted stock grant price. During the year ended December 31, 1999, $14,681,000 was recorded as compensation expense and as of December 31, 1999, $17,654,000 was being deferred and amortized over the remaining estimated employee service period. The total compensation charge is reduced when employees terminate prior to vesting.

     During 2000, certain employees were terminated which resulted in a reduction of $7,982,000 to the deferred compensation recorded upon the IPO. Amortization related to this deferred compensation was $6,022,000, net of adjustments for terminated employees, for the year ended December 31, 2000. As of December 31, 2000, the balance of unamortized deferred compensation recorded upon the IPO was $3,650,000 and is being amortized over the remaining estimated employee service period.

     In connection with acquisitions of businesses during 2000, the Company has entered into various employment agreements with former owners and employees of the acquired companies. The Company recorded deferred compensation of $9,266,000 related to restricted stock granted to employees of the acquired

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES companies. Amortization related to this deferred compensation was $3,184,000 for the year ended December 31, 2000. As of December 31, 2000, $6,082,000 is being deferred and amortized over the remaining estimated employee service period.

     During 2000, the Company issued approximately 1,388,000 nonstatutory stock options with an exercise price less than fair market value on the date of grant in connection with the employment of senior management. As of December 31, 2000, the Company has recognized approximately $3,981,000 of deferred compensation and has recorded approximately $212,000 of amortization of deferred compensation related to these issuances. As of December 31, 2000, $3,769,000 is being deferred and amortized over the remaining vesting period.

10. ACQUISITIONS:

     During the second and third quarter of 2000, the Company acquired all of the outstanding stock of four high-speed data communication and professional services companies and 68% of the outstanding stock of Shared Technologies of Canada (the "acquired companies"). The purchase of each acquired company was accounted for under the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of operations do not include the results of operations related to the acquired companies prior to each of their respective acquisition dates.

     The Company purchased the acquired companies for an initial aggregate purchase price of $16,021,000 in cash of which $1,168,000 was payable at December 31, 2000, and 129,000 shares of common stock of the Company valued at approximately $4,011,000. The purchase price may be adjusted if certain performance targets are achieved (see Note 6). The aggregate fair market value of tangible assets acquired was $8,337,000 and liabilities assumed were $12,651,000. The total excess of the purchase price over the fair market value of the net tangible assets for the acquired companies has been allocated to real estate access rights (approximately $8,892,000) with the remainder allocated to goodwill and other intangible assets. The Company is amortizing goodwill and other intangible assets over a three-year period. Real estate access rights are being amortized over the life of the related telecommunication license agreements. The Company's purchase price allocation of the acquisitions is preliminary and may be adjusted as additional information is obtained and as contingencies discussed above are resolved. The five acquisitions accounted for $6,733,000 of the total revenues generated by the Company in 2000.

     The following table presents the unaudited pro forma results of operations of the Company for the years ending December 31, 1999 and 2000, as if these acquisitions had been consummated at the beginning of each period presented. The unaudited pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results which may occur in the future:

                                                                   YEAR ENDED
                                                          ----------------------------
                                                          DECEMBER 31,   DECEMBER 31,
                                                              1999           2000
                                                          ------------   -------------
                                                                  (UNAUDITED)
Revenues................................................  $ 13,018,000   $  23,034,000
Net income (loss) before extraordinary items............   (64,840,000)   (178,207,000)
Net income (loss) applicable to common stock............   (71,292,000)   (178,207,000)
Net income (loss) per share, basic and diluted..........         (2.40)          (3.27)

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

11. INCOME TAXES:

     The differences between the statutory federal income tax rates and the Company's effective income tax rate for the years ended December 31, are as follows:

                                                          1998      1999      2000
                                                         -------   -------   -------
Computed statutory tax expense.........................  (34.0)%   (34.0)%     (34.0)%
Deferred compensation..................................    --       8.7%         1.9%
Other nondeductible expenses...........................   0.1%      0.1%         0.4%
Non-book income........................................   2.3%       --           --
                                                         -------   -------   -------
Valuation allowance....................................  31.6%     25.2%        31.7%
                                                         =======   =======   =======

     Deferred taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as incurred by tax laws and regulations.

     The following table discloses the components of the deferred tax amounts at December 31:

                                                 1998           1999           2000
                                              -----------   ------------   ------------
Deferred tax assets --
  Temporary difference for basis in and
     depreciation of property and
     equipment..............................  $   158,000   $    674,000   $  1,682,000
  Start-up costs............................    3,896,000      3,104,000      2,329,000
  Real estate access rights.................           --        692,000      5,832,000
  Net operating loss........................      812,000     14,846,000     63,240,000
  Other.....................................       76,000         98,000      1,270,000
                                              -----------   ------------   ------------
          Total deferred tax assets.........    4,942,000     19,414,000     74,353,000
Deferred tax liability......................           --             --             --
                                              -----------   ------------   ------------
Net deferred tax asset......................    4,942,000     19,414,000     74,353,000
Less -- Valuation allowance.................   (4,942,000)   (19,414,000)   (74,353,000)
                                              -----------   ------------   ------------
          Net deferred tax amount...........  $        --   $         --   $         --
                                              ===========   ============   ============

     The Company had approximately $186,000,000 of net operating loss carry forward for federal income tax purposes at December 31, 2000. The net operating loss carry forward will begin to expire in 2018, if not previously utilized. Under existing income tax law, all operating expenses incurred prior to a company commencing its principal operations are capitalized and amortized over a five-year period for tax purposes. On November 23, 1998, the Company commenced its principal operations for tax purposes and no longer capitalizes operating expenses as start-up costs.

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

12. RELATED PARTIES:

     The Company has entered into telecommunication license agreements with numerous real estate owners and managers to acquire access to and the right to install and operate its broadband data network in their buildings. Most of these real estate owners and managers received warrants in connection with this access and nine of these entities purchased equity in the Company (see Note 8). In accordance with the telecommunica-

            ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES tion license agreements, the Company pays fees which vary proportionally (above a fixed minimum) with gross revenues generated in the respective buildings to these owners. In addition, the Company leases office space from numerous real estate owners. Pursuant to these obligations, the Company paid $156,000, $1,047,000, and $4,216,000 for rent and fees during the years ended December 31, 1998, 1999 and 2000, respectively.

     One of the Company's initial investors has interests in entities from which the Company periodically purchases fiber-optic cable and other materials and has historically, prior to 2000, purchased insurance and legal services. For the years ended December 31, 1998, 1999 and 2000, the Company had purchases of approximately $2,319,000, $2,451,000 and $8,809,000, respectively, for fiber-optic cable and $387,000, $192,000 and $0 for insurance and legal services, respectively.

     One of the underwriters for the initial public offering described in Note 9 provides financial advisory and consulting services to the Company. Affiliates of this entity own common stock and warrants of the Company.

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                                 THREE MONTHS ENDED
                                                     ------------------------------------------
                                                     MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                       2000       2000       2000        2000
                                                     --------   --------   ---------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenue......................................  $  1,358   $  1,972   $  4,403    $  6,599
Operating income (loss)............................   (41,194)   (46,933)   (49,347)    (44,809)
Net income (loss)..................................   (37,025)   (44,068)   (47,217)    (45,098)
Net income (loss) applicable to common stock.......  $(37,025)  $(44,068)  $(47,217)   $(45,098)
                                                     ========   ========   ========    ========
Net income (loss) per common share.................  $   (.69)  $   (.81)  $   (.87)   $   (.81)
                                                     ========   ========   ========    ========
Weighted average number of shares outstanding......    53,318     54,272     54,565      55,644
                                                     ========   ========   ========    ========

                                                                  THREE MONTHS ENDED
                                                      ------------------------------------------
                                                      MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                        1999       1999       1999        1999
                                                      --------   --------   ---------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenue.......................................  $   146    $    401   $    442    $    881
Operating income (loss).............................   (5,742)    (14,589)   (16,162)    (24,284)
Net income (loss)...................................   (5,327)    (14,635)   (16,030)    (21,496)
Net income (loss) applicable to common stock........  $(6,977)   $(16,285)  $(18,270)   $(22,408)
                                                      =======    ========   ========    ========
Net income (loss) per common share..................  $  (.31)   $   (.71)  $   (.68)   $   (.48)
                                                      =======    ========   ========    ========
Weighted average number of shares outstanding.......   22,396      22,886     26,809      46,534
                                                      =======    ========   ========    ========

14. SUBSEQUENT EVENT:

     In connection with employee changes initiated during the first quarter of 2001, the Company has made preliminary estimates that the related severance benefits will cost approximately $970,000. As a result of these changes, the Company anticipates a net reduction in deferred compensation charges previously recognized of approximately $3,062,000, of which approximately $2,236,000 has already been expensed and approximately $826,000 remained to be expensed.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Plan of Complete Liquidation and Reorganization, dated
                            November 18, 1998 (previously filed as Exhibit 2.1 to our
                            Registration Statement on Form S-1, as amended by a Form
                            S-1/A (Amendment No. 3), Commission File No. 333-85597,
                            and incorporated herein by reference)
          3.1            -- Amended and Restated Certificate of Incorporation
                            (previously filed as Exhibit 3.1 to our Quarterly Report
                            on Form 10-Q for the quarter ended September 30, 1999,
                            filed on December 13, 1999, and incorporated herein by
                            reference)
          3.2            -- Bylaws, as amended and restated (previously filed as
                            Exhibit 3.2 to our Registration Statement on Form S-1, as
                            amended by a Form S-1/A (Amendment No. 3), Commission
                            File No. 333-85597, and incorporated herein by reference)
          4.1            -- Specimen Certificate for our common stock (previously
                            filed as Exhibit 4.1 to our Registration Statement on
                            Form S-1, as amended by a Form S-1/A (Amendment No. 3),
                            Commission File No. 333-85597, and incorporated herein by
                            reference)
          4.2            -- Specimen Certificate for our warrants (previously filed as Exhibit 4.2 to our Registration Statement on Form S-1,
                            as amended by a Form S-1/A (Amendment No. 3), Commission
                            File No. 333-85597, and incorporated herein by reference)
          4.3            -- Registration Rights Agreement, dated as of November 23,
                            1998, among Allied Riser and the stockholders named
                            therein (previously filed as Exhibit 4.3 to our
                            Registration Statement on Form S-1, as amended by a Form
                            S-1/A (Amendment No. 1), Commission File No. 333-85597,
                            and incorporated herein by reference)
          4.3.1          -- First Amendment to Registration Rights Agreement, dated as of December 30, 1998 (previously filed as Exhibit
                            4.3.1 to our Registration Statement on Form S-1, as
                            amended by a Form S-1/A (Amendment No. 1), Commission
                            File No. 333-85597, and incorporated herein by reference)
          4.3.2          -- Second Amendment to Registration Rights Agreement, dated as of August 18, 2000 (previously filed as Exhibit 4.3.2
                            to our Registration Statement on Form S-1, as amended by
                            a Form S-1/A (Amendment No. 1), Commission File No.
                            333-85597, and incorporated herein by reference)
          4.3.3          -- Third Amendment to Registration Rights Agreement, dated as of August 18, 2000 (previously filed as Exhibit 4.3.3
                            to our Registration Statement on Form S-1, as amended by
                            a Form S-1/A (Amendment No. 1), Commission File No.
                            333-85597, and incorporated herein by reference)
          4.4            -- Indenture, dated as of June 28, 2000 by and between
                            Allied Riser and Wilmington Trust Company, as trustee,
                            relating to Allied Riser's 7.50% Convertible Subordinated
                            Notes due 2007 (previously filed as Exhibit 4.1 to our
                            Quarterly Report of Form 10-Q for the quarter ended June
                            30, 2000, filed on August 11, 2000, and incorporated
                            herein by reference)
          4.5            -- Registration Rights Agreement, dated as of June 22, 2000, by and between Allied Riser and Goldman, Sachs & Co.,
                            relating to Allied Riser's 7.50% Convertible Subordinated
                            Notes due 2007 (previously filed as Exhibit 4.2 to our
                            Quarterly Report of Form 10-Q for the quarter ended June
                            30, 2000, filed on August 11, 2000, and incorporated
                            herein by reference)
         10.1            -- Lease Facility, dated October 23, 1997, by and between
                            Allied Riser and Cisco Systems Capital Corporation, as
                            amended (previously filed as Exhibit 10.3 to our
                            Registration Statement on Form S-1, as amended by a Form
                            S-1/A (Amendment No. 1), Commission File No. 333-85597,
                            and incorporated herein by reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.2*           -- 1999 Amended and Restated Stock Option and Equity
                            Incentive Plan (previously filed as Exhibit 10.10 to our
                            Registration Statement on Form S-1, as amended by a Form
                            S-1/A (Amendment No. 3), Commission File No. 333-85597,
                            and incorporated herein by reference)
         10.3*           -- 2000 Stock Option and Equity Incentive Plan (previously filed as Exhibit 99.1 to our Registration Statement on
                            Form S-8, Commission File No. 333-39510 and incorporated
                            herein by reference)
         10.3.1*+        -- Form of Deferred Stock Unit Agreement
         10.4*           -- 2000 Employee Stock Purchase Plan (previously filed as
                            Exhibit 99.1 to our Registration Statement on Form S-8,
                            Commission File No. 333-39512, and incorporated herein by
                            reference)
         10.5*           -- Form of Employment Agreement (previously filed as Exhibit
                            10.1 to our Registration Statement on Form S-1, as
                            amended by a Form S-1/A (Amendment No. 3), Commission
                            File No. 333-85597, and incorporated herein by reference)
         10.5.1*+        -- Agreement and General Release dated November 16, 2000, by and between Allied Riser and David Crawford
         10.7            -- Stockholders' Agreement, dated as of November 5, 1998,
                            among the stockholders listed on the signature pages
                            thereof (previously filed as Exhibit 10.4 to our
                            Registration Statement on Form S-1, as amended by a Form
                            S-1/A (Amendment No. 1), Commission File No. 333-85597,
                            and incorporated herein by reference)
         10.7.1          -- Amendment No. 1 and Joinder to Stockholders' Agreement,
                            dated November, 1998 (previously filed as Exhibit 10.4.1
                            to our Registration Statement on Form S-1, as amended by
                            a Form S-1/A (Amendment No. 1), Commission File No.
                            333-85597, and incorporated herein by reference)
         10.7.2          -- Amendment No. 2 and Joinder to Stockholders' Agreement,
                            dated December 30, 1998 (previously filed as Exhibit
                            10.4.2 to our Registration Statement on Form S-1, as
                            amended by a Form S-1/A (Amendment No. 3), Commission
                            File No. 333-85597, and incorporated herein by reference)
         10.7.3          -- Amendment No. 3 and Joinder to Stockholders' Agreement,
                            dated August 18, 2000 (previously filed as Exhibit 10.4.3
                            to our Registration Statement on Form S-1, as amended by
                            a Form S-1/A (Amendment No. 3), Commission File No.
                            333-85597, and incorporated herein by reference)
         10.7.4          -- Amendment No. 4 and Joinder to Stockholders' Agreement,
                            dated August 18, 2000 (previously filed as Exhibit 10.4.4
                            to our Registration Statement on Form S-1, as amended by
                            a Form S-1/A (Amendment No. 3), Commission File No.
                            333-85597, and incorporated herein by reference)
         10.8            -- Subscription Agreement, dated as of November 13, 1998, by and among Allied Riser and the investors listed on the
                            signature pages thereof (previously filed as Exhibit 10.5
                            to our Registration Statement on Form S-1, as amended by
                            a Form S-1/A (Amendment No. 1), Commission File No.
                            333-85597, and incorporated herein by reference)
         10.8.1          -- Amendment No. 1 to Subscription Agreement, dated as of
                            November, 1998 (previously filed as Exhibit 10.5.1 to our
                            Registration Statement on Form S-1, as amended by a Form
                            S-1/A (Amendment No. 1), Commission File No. 333-85597,
                            and incorporated herein by reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.10           -- Indemnification Agreement, dated as of November 23, 1998, by and among Allied Riser and the investors listed on the
                            signature pages thereof (previously filed as Exhibit 10.6
                            to our Registration Statement on Form S-1, as amended by
                            a Form S-1/A (Amendment No. 3), Commission File No.
                            333-85597, and incorporated herein by reference)
         10.10.1         -- Joinder to Indemnification Agreement, dated December 30,
                            1998 (previously filed as Exhibit 10.6.1 to our
                            Registration Statement on Form S-1, as amended by a Form
                            S-1/A (Amendment No. 3), Commission File No. 333-85597,
                            and incorporated herein by reference)
         10.11           -- Stockholders' Pledge Agreement, dated as of November 23,
                            1998, by and among Allied Riser and the investors listed
                            on the signature pages thereto (previously filed as
                            Exhibit 10.7 to our Registration Statement on Form S-1,
                            as amended by a Form S-1/A (Amendment No. 3), Commission
                            File No. 333-85597, and incorporated herein by reference)
         10.12           -- Series A-1 Preferred Stock and Common Stock Investment
                            Agreement, dated December 30, 1998, by and between Allied
                            Riser and Norwest Venture Partners VII, L.P. (includes
                            schedule of other 1998 Investment Agreements) (previously
                            filed as Exhibit 10.8 to our Registration Statement on
                            Form S-1, as amended by a Form S-1/A (Amendment No. 3),
                            Commission File No. 333-85597, and incorporated herein by
                            reference)
         21.1+           -- Subsidiaries of the Registrant
         23.1+           -- Consent of Arthur Andersen LLP

      *  Management contract or compensatory plan or arrangement.

      +  This Exhibit has been filed with this Annual Report on Form 10-K.