Form 10-Q
period 2001-03-31
ALLIED RISER COMMUNICATIONS CORP
filed 2001-05-11
CIK 1091535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

	[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

OR

	[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from       to

Commission File Number 1-15425

Allied Riser Communications Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	75-2789492 (I.R.S. Employer Identification No.)

1700 Pacific Ave., Suite 400 Dallas, Texas (Address of Principal Executive Offices)	75201-4679 (Zip Code)

(214) 210-3000
(Registrant’s Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Title of Class	on April 30, 2001
Common Stock, $.0001 par value	61,840,007

ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	March 31,
	2000	2001

ASSETS		(Unaudited )

CURRENT ASSETS:

Cash and cash equivalents	$29,455	$59,785

Short-term investments	212,107	135,490

Accounts receivable, net of reserve of $196 and $341, respectively	3,912	4,088

Prepaid expenses and other current assets	5,606	5,945

Total current assets	251,080	205,308

PROPERTY AND EQUIPMENT, net	182,442	182,180

REAL ESTATE ACCESS RIGHTS, net of accumulated amortization of $16,003 and $19,784 respectively	133,003	128,790

GOODWILL AND OTHER INTANGIBLE ASSETS, net of accumulated amortization of $2,592 and $3,789, respectively	12,118	10,799

OTHER ASSETS, net	11,060	10,757

Total assets	$589,703	$537,834

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$17,904	$10,847

Accrued liabilities	21,037	22,162

Current maturities of capital lease obligations	32,229	33,389

Current maturities of debt	713	960

Total current liabilities	71,883	67,358

CAPITAL LEASE OBLIGATIONS, net of current maturities	41,290	34,835

LONG TERM DEBT, net of current maturities	—	909

CONVERTIBLE NOTES (7.50% interest payable in stock or cash)	150,000	150,000

Total liabilities	263,173	253,102

COMMITMENTS AND CONTINGENCIES (see note 8)

STOCKHOLDERS’ EQUITY:

Common stock, $.0001 par value, 1,000,000,000 shares authorized, 58,561,000 and 61,704,000 outstanding as of December 31, 2000 and March 31, 2001, respectively (net of 675,000 and 428,000 treasury shares, respectively)	6	6

Additional paid-in capital	460,137	508,861

Warrants, authorizing the issuance of 7,377,000 and 4,831,000 shares as of December 31, 2000 and March 31, 2001, respectively	127,846	77,290

Deferred compensation	(13,501)	(9,426)

Accumulated other comprehensive income (loss)	(547)	(1,278)

Accumulated deficit	(247,411)	(290,721)

Total stockholders’ equity	326,530	284,732

Total liabilities and stockholders’ equity	$589,703	$537,834

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the Three Months Ended March 31, 2000 and 2001
(In thousands, except share and per share data)

	2000	2001

	(Unaudited)
REVENUE:

Network services	$953	$5,738

Value added services	405	2,191

Total revenue	1,358	7,929

OPERATING EXPENSES:

Network operations	5,378	18,543

Cost of value added services	302	1,411

Selling expense	12,722	7,055

General and administrative expenses	14,394	11,347

Depreciation and amortization	6,179	11,583

Amortization of deferred compensation	3,577	679

Total operating expenses	42,552	50,618

OPERATING INCOME (LOSS)	(41,194)	(42,689)

OTHER INCOME (EXPENSE):

Interest expense	(462)	(3,700)

Interest and other income	4,631	3,079

Total other income (expense)	4,169	(621)

INCOME (LOSS) BEFORE INCOME TAXES	(37,025)	(43,310)

PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$(37,025)	$(43,310)

NET INCOME (LOSS) PER COMMON SHARE	$(.69)	$(.75)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	53,318,000	58,121,000

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2000 and 2001
(In thousands)

	2000	2001

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(37,025)	$(43,310)

Adjustments to reconcile net income (loss) to net cash used in operating activities –

Depreciation and amortization	9,756	12,262

Other non-cash expenses	–	1,453

Changes in assets and liabilities, net of the effect of acquisitions

Increase in accounts receivable, net	(624)	(212)

(Increase) decrease in prepaid expenses	216	(339)

(Increase) decrease in other assets	(1,077)	291

Increase (decrease) in accounts payable and accrued liabilities	5,575	(4,745)

Net cash used in operating activities	(23,179)	(34,600)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(18,611)	(6,420)

Purchase of short-term investments, net	10,006	–

Proceeds from sale of short-term investments, net	–	76,616

Acquisition of businesses, net of cash acquired	–	(164)

Net cash used in investing activities	(8,605)	70,032

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on capital lease obligations	(405)	(5,114)

Payments on debt	–	(296)

Proceeds from issuance of common stock and sale of subsidiary stock, net of issuance costs	(326)	331

Net cash provided by financing activities	(731)	(5,079)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	–	(23)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,515)	30,330

CASH AND CASH EQUIVALENTS, beginning of period	152,564	29,455

CASH AND CASH EQUIVALENTS, end of period	$120,049	$59,785

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Payments for interest	$388	$1,200

Noncash investing and financing activities –

Equipment acquired under capital leases	$5,804	$–

Accrued interest on convertible notes	$–	$2,813

Warrants issued	$44,921	$95

Deferred compensation	$1,009	$(1,160)

Treasury shares issued for bonus payments (425,000 shares)	$–	$1,138

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 and 2001
(Unaudited)

1. ORGANIZATION:

      Allied Riser Communications Corporation (“ARC Corporation”) (collectively including all predecessors, the “Company”) is a facilities-based provider of broadband data, video and voice communications services to small- and medium-sized businesses with facilities operating or constructed in 54 major metropolitan statistical areas in North America (including Canada). The Company typically delivers its services over a network that it designs, constructs, owns and operates inside large- and medium-sized office buildings. Today, over this infrastructure, the Company offers high-speed Internet access, enhanced conference calling services, web hosting, web design, managed network security, remote access and professional information technology services. The Company has the capability to provide services using wireless, optical and copper-based technologies.

2. PRESENTATION:

      In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position as of March 31, 2001. The results of operations for the three months ended March 31, 2000 and 2001, and cash flows for the three months ended March 31, 2000 and 2001, are not necessarily indicative of the results of operations or cash flows to be expected for the full year. The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with generally accepted accounting principles as they apply to interim reporting. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2000 and the notes thereto included in the Company’s Annual Report on Form 10-K. The accompanying unaudited consolidated financial statements include all wholly owned subsidiaries and a 68% owned subsidiary, Shared Technologies of Canada (“STOC”). STOC is owned by the Company’s wholly owned subsidiary, ARC Canada. All inter-company accounts and activity have been eliminated. The minority interest in STOC is not presented in the accompanying financial statements because the minority interest is in a deficit position and the Company continues to record 100 percent of the losses of STOC.

3. COMPREHENSIVE INCOME (LOSS):

      Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period as a result of transactions from other events and circumstances from non-owner sources. It consists of net income and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Currency translation is the only item of other comprehensive income impacting the Company as follows:

Three months
ended
March 31, 2001

Net income (loss)	$(43,310,000)

Comprehensive income adjustments:

Foreign currency translation adjustment	(1,278,000)

Comprehensive income (loss)	$(44,588,000)

      There were no transactions that required adjustment to the net income for comprehensive income presentation for the three months ended March 31, 2000.

4. INTERNATIONAL OPERATIONS:

      The Company recognized a total of $1,405,000 of revenue from operations in Canada through its wholly owned subsidiary, ARC Canada, for the three months ended March 31, 2001. Long-lived assets of ARC Canada were $17,256,000 as of March 31, 2001.

5. NET INCOME (LOSS) PER SHARE:

      Net income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (SFAS 128). SFAS 128 requires a presentation of basic EPS and diluted EPS. Basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock.

      Shares issued to employees subject to repurchase by the Company are not included in the weighted average number of common shares outstanding for the period. Options and warrants to purchase 7,751,000 and 4,831,000 shares of common stock, respectively, were outstanding at March 31, 2001.

      Diluted EPS are not presented as all potentially dilutive securities would be antidilutive due to the net loss incurred for the three months ended March 31, 2000 and 2001.

6. PROPERTY AND EQUIPMENT:

      Property and equipment as of March 31, 2001, consist of the following:

	Average
	Estimated
	Useful Lives
	(Years)

Office equipment and information systems	4	$41,777,000

Furniture and fixtures	7	5,138,000

Leasehold improvements	5	3,892,000

System infrastructure	10	35,999,000

System equipment	5	48,551,000

Construction-in-progress		74,277,000

		209,634,000

Less —Accumulated depreciation and amortization		(27,454,000)

Property and equipment, net		$182,180,000

      Capitalized interest for the three months ended March 31, 2000 and 2001, was approximately $0 and $860,000, respectively.

7. DEBT:

      On June 28, 2000, the Company completed the issuance and sale in a private placement of an aggregate of $150,000,000 in principal amount of its 7.50% convertible subordinated notes due June 15, 2007 (the “Notes”). The Company incurred expenses of approximately $4,997,000, of which approximately $4,500,000 represented underwriting fees and approximately $497,000 represented other expenses related to the offering. The net offering proceeds to the Company after total expenses were approximately $145,003,000. The Notes may be converted at the option of the holders into shares of the Company’s common stock at an initial conversion price of $15.37 per share, which may be adjusted upon the occurrence of certain events. Interest is payable semiannually on June 15 and December 15, and is payable, at the election of the Company, in either cash or registered shares of the Company’s common stock. The Notes are redeemable at the Company’s option at any time on or after the third business day after June 15, 2004 at specified redemption prices plus accrued interest. During 2000, a shelf registration statement on Form S-3 (Commission File No. 333-50026) was filed with the Securities and Exchange

Commission registering some of the Notes for resale, the shares of common stock issuable upon conversion of the Notes, and as payment-in kind interest on the Notes (see Note 11).

8. COMMITMENTS AND CONTINGENCIES:

Operating Leases

      The Company has entered into various operating lease agreements, with expirations through 2010, for leased space and equipment. Future minimum lease obligations related to the Company’s operating leases are as follows for the twelve months ended March 31,:

2002	$11,362,000

2003	12,596,000

2004	12,031,000

2005	9,466,000

2006	3,761,000

Thereafter	4,257,000

Total minimum lease obligations	$53,473,000

      Total operating lease expenses for the three months ended March 31, 2000 and 2001, were approximately $808,000 and $2,007,000 respectively.

Capital Leases

      The Company has entered into various capital leases for equipment. Future minimum lease obligations related to the Company’s capital leases are as follows for the twelve months ended March 31,:

2002	$40,422,000

2003	27,629,000

2004	9,310,000

2005	482,000

2006	31,000

Total minimum lease obligations	77,874,000

Less – Amounts representing interest	(9,650,000)

Present value of minimum lease obligations	68,224,000

Current maturities	(33,389,000)

Capital lease obligations, net of current maturities	$34,835,000

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

      Future minimum obligations related to the Company’s connectivity contracts are as follows for the twelve months ended March 31,:

2002	$13,425,000

2003	3,336,000

2004	708,000

2005	225,000

Thereafter	127,000

Total minimum obligations	$17,821,000

9. EQUITY:

Common Stock

      During the three months ended March 31, 2001, the Company has repurchased 178,000 shares of unvested restricted common stock. The Company also issued 425,000 shares of common stock from treasury in lieu of cash bonus payments for services rendered in 2000.

      Warrants underlying 2,674,000 shares of stock were exercised during the three months ended March 31, 2001 (see Warrants). In addition, the Company issued 32,000 shares of common stock in connection with earn out provisions of prior acquisitions and 183,000 shares of common stock in connection with the Company’s employee stock purchase plan. Also during the three months ended March 31, 2001, stock options underlying 7,000 shares of common stock of the Company were exercised by employees.

Warrants

      The Company has issued and plans to continue to issue to real estate partners and their affiliates warrants to acquire shares of common stock in exchange for the right, pursuant to telecommunications license agreements, to install its broadband data network in these real estate entities’ buildings. The warrants are exercisable upon the occurrence of certain events, as defined in the warrant acquisition agreements.

      The number of warrants the Company is obligated to issue may be adjusted if certain telecommunications license agreements are not executed and delivered in accordance with the parameters outlined in the warrant acquisition agreements. Accordingly, the date for determining the final value of the warrants is the date on which the telecommunications license agreements are signed and delivered (the “measurement date”), and the real estate partners effectively complete their performance element of the warrant acquisition agreement. At the measurement date, the Company will measure the fair market value of the warrants based on an acceptable pricing model. The warrants also are subject to forfeiture as a result of subsequent events of default by the real estate partners as outlined in the warrant acquisition agreement.

      As of March 31, 2001, the Company has entered into warrant acquisition agreements for the issuance of 8,217,000 shares of common stock. Performance obligations underlying all of these shares of common stock had been completed as of March 31, 2001. At March 31, 2001, warrants underlying 3,386,000 shares of common stock had been exercised.

Compensation Charge

      The Company completed an initial public offering (“IPO”) of its common stock on October 29, 1999. The estimated fair market value of the Company’s common stock (as implied by the IPO price) exceeded management’s determination of fair market value of each stock option grant and restricted stock grant made prior to the IPO. As of December 31, 2000, $7,418,000 of stock compensation recorded upon completion of the IPO was being deferred and amortized over the remaining estimated employee service period. The total compensation charge is reduced if and when employees terminate prior to vesting.

      During the first quarter of 2001, certain employees were terminated, resulting in a reduction of $826,000 to the deferred compensation recorded upon completion of the IPO. Deferred compensation expense was reduced by $2,236,000 for previously recognized expense related to forfeited options and shares. Deferred compensation expense related to continuing employee service was $917,000 for the quarter ended March 31, 2001. As of March 31, 2001, the balance of unamortized deferred compensation recorded upon completion of the IPO was $5,676,000 and is being deferred and amortized over the remaining estimated employee service period.

      In connection with acquisitions of businesses during 2000, the Company entered into various employment agreements with former owners and employees of the acquired companies. As of December 31, 2000, $6,082,000 was being deferred and amortized over the remaining estimated employee service period. During the first quarter of 2001, this deferred compensation was adjusted to reflect current stock price, resulting in a reduction of $334,000 to the deferred compensation recorded upon consummation of the acquisitions. Amortization related to this deferred compensation was $1,998,000. As of March 31, 2001, $3,750,000 is being deferred and amortized over the remaining estimated employee service period.

10. ACQUISITIONS:

      During the second and third quarters of 2000, we acquired all of the outstanding stock of four high-speed data communication and professional services companies and 68% of the outstanding stock of Shared Technologies of Canada. The following table presents the unaudited pro forma results of operations of the Company for the three months ended March 31, 2000, as if the acquisitions made during 2000 had been consummated as of January 1, 2000. The unaudited pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the period presented or the results which may occur in the future.

Three months
ended
March 31, 2000

Revenues	$5,444,000

Net income (loss) before extraordinary items	(38,772,000)

Net income (loss) applicable to common stock	(38,772,000)

Net income (loss) per share, basic and diluted	(.73)

11. SUBSEQUENT EVENT:

      On May 8, 2001 the Company announced that the board of directors had authorized the commencement of a tender offer to purchase for cash any and all of the outstanding 7.50% convertible subordinated notes due 2007 at a purchase price of $280 per $1,000 principal amount of notes, plus accrued and unpaid interest up to, but excluding the date on which the Company deposits the funds to purchase the accepted notes with the depositary. Holders of the notes may tender all or a portion of the principal amount of their notes. The tender offer is subject to various conditions and, unless extended or earlier terminated, will expire on June 11, 2001 at 5:00 p.m., New York City time. The Company intends to utilize cash on hand to purchase the tendered notes. Management is unable to estimate the dollar amount of the notes, if any, that will be tendered in the tender offer.

      If the Company purchases all of its outstanding 7.50% convertible subordinated notes pursuant to the announced tender offer, the Company will recognize a gain due to early extinguishment of debt of approximately $102,000,000 before taxes. Based upon the Company’s current expectations, management believes that the Company would realize previously unrecognized deferred tax assets approximately equal to the tax provision related to the gain described above. The purchase of all of the Company’s outstanding 7.50% convertible subordinated notes in the announced tender offer, together with the related estimated expenses (excluding accrued interest), is expected to reduce the amount of available cash on hand by approximately $44,000,000, while eliminating liabilities associated with the purchased notes. Net interest expense for the remainder of 2001 will be reduced by approximately $5,000,000 if all outstanding notes are purchased in the tender offer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The following discussion of our consolidated financial condition and results of operations for the three-month periods ended March 31, 2001 and 2000, and significant factors that could affect our prospective financial condition and results of operations, should be read in conjunction with the information set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2000.

      We are a facilities-based provider of broadband data, video and voice communications services to small- and medium-sized businesses with facilities operating or constructed in 54 major metropolitan statistical areas in North America (including Canada). We typically deliver our services over our network that we design, construct, own and operate inside large- and medium-sized office buildings. Today, we offer high-speed Internet access, enhanced conference calling services, web hosting, web design, managed network security, remote access and professional information technology services. We have the capability to provide services using wireless, optical and copper-based technologies. As of March 31, 2001, we had our broadband data network operating or constructed inside approximately 750 and 150 office buildings, respectively, with more than 280 and 40 million rentable square feet, respectively. We have agreements with building owners to install and operate our network in approximately 2,000 office buildings with more than 455 million rentable square feet in North America.

      Internet access services, which we provide using our broadband data network, can enable a direct connection to the Internet at speeds up to 175 times faster than standard dial-up services and are always on. We believe that our service offers a combination of price and performance to our target customers that is superior to competing offerings. We seek to enhance existing customer relationships by also offering similar broadband services to our customers’ branch offices and other businesses located in buildings in which we have not installed our network.

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

      During the third quarter of 2000, we announced a phased business plan that allows for more managed and measured deployment and utilization of our network, direct sales force, application products and services, and customer support infrastructure. Implementation of this revised plan included a reduction in expenses and the number of employees. During the fourth quarter of 2000 and first quarter of 2001, we completed reductions in force in which 255 employees were separated from our operations. As part of this business plan, we are approaching our initial network installation and technology choice in each building, as well as network enhancements, on a more demand-driven model, which has significantly slowed the construction of our network and resulted in a corresponding reduction in our capital expenditures. For the remainder of 2001, we do not anticipate constructing our network in any buildings beyond those already under construction. We are focusing our selling efforts in approximately 36 markets with the highest geographic concentrations and largest potential economic opportunity and continue to seek partnerships with companies providing connectivity and complementary applications in order to control and reduce expenses and to realize operating synergies. Although we believe that our business plan and corresponding reduction in expenses will enable us to conserve capital without adversely affecting our operations, the reductions in capital spending and employees will likely result in slower customer and revenue growth.

Recent Developments

      On May 8, 2001 we announced that our board of directors had authorized the commencement of a tender offer to purchase for cash any and all of the outstanding 7.50% convertible subordinated notes due 2007 at a purchase price of $280 per $1,000 principal amount of notes, plus accrued and unpaid interest up to, but excluding the date on which we deposit the funds to purchase the accepted notes with the depositary. Holders of the notes may tender all or a portion of the principal amount of their notes. The tender offer is subject to various conditions, unless extended or earlier terminated, and will expire on June 11, 2001 at 5:00 p.m., New York City time. We intend to utilize cash on hand to purchase the tendered notes. The purchase of all outstanding notes on the terms set forth above, together with the related estimated expenses (excluding accrued interest) are expected to reduce the amount of our available cash on hand by approximately $44,000,000, while eliminating the liabilities associated with the purchased notes. We are unable to estimate the dollar amount of the notes, if any, that will be tendered in the tender offer.

      From time to time we consider a variety of strategic alternatives, including repurchases of our equity securities, partnerships with companies that provide positive synergies to our in-building network, acquisitions or other investments. Further, from time to time we have had discussions, and in the future we anticipate that we will have discussions, with persons regarding other possible strategic transactions, including mergers or other business combination transactions. As of the date of this report, however, we do not have any plans, proposals or negotiations underway with respect to any material strategic transaction.

Results of Operations

      Network Services Revenue. Network services revenue for the three months ended March 31, 2001, increased to $5,738,000 as compared to $953,000 for the three months ended March 31, 2000. The increase in revenues is attributable to growth in the number of customers resulting from contributions of the businesses acquired in the second and third quarters of 2000, an increase in the number of buildings served, increased sales efforts concentrated in our networked properties and increased penetration of our broadband data network into new buildings.

      Value Added Services Revenue. Value added services revenue for the three months ended March 31, 2001, increased to $2,191,000 as compared to $405,000 for the three months ended March 31, 2000. This increase is attributable to the contributions of the businesses acquired in the second and third quarters of 2000, the continued expansion of our network and product offerings.

      Network Operations. Network operations expense was $18,543,000 for the three months ended March 31, 2001, and $5,378,000 for the three months ended March 31, 2000. This increase is consistent with the expansion of our network and the resulting increase in transport, licensing and customer costs.

      Cost of Value Added Services. Cost of value added services was $1,411,000 for the three months ended March 31, 2001, and $302,000 for the three months ended March 31, 2000. This increase is consistent with the increased growth in the number of customers utilizing these services and the acquisitions of businesses in the second and third quarters of 2000.

      Selling Expense. Selling expense was $7,055,000 for the three months ended March 31, 2001, and $12,722,000 for the three months ended March 31, 2000. This decrease is attributable to the more targeted approach we are using for our marketing and selling efforts focusing primarily at the specific buildings we serve. In addition, we have adopted a more selective approach in our spending for development of brand awareness and promotional materials, and for the establishment of sales demonstration centers.

      General and Administrative Expenses. General and administrative expenses were $11,347,000 for the three months ended March 31, 2001, and $14,394,000 for the three months ended March 31, 2000. This decrease reflects the reductions in force that occurred in October 2000 and February 2001. Our number of general and administrative employees decreased to 231 as of March 31, 2001, as compared to 283 at March 31, 2000.

      Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2001, increased to $11,583,000 as compared to $6,179,000 for the three months ended March 31, 2000. This increase was primarily due to the increase in system infrastructure and system equipment placed in service.

      Amortization of Deferred Compensation. Amortization of deferred compensation was $679,000 for the three months ended March 31, 2001, and $3,577,000 for the three months ended March 31, 2000. This decrease is attributable primarily to the expense reduction of $2,236,000 that was previously recognized related to the forfeited options and shares as a result of the reduction in force that occurred in February 2001.

      Other Income (Expense). Other income (expense) was $(621,000) for the three months ended March 31, 2001, and $4,169,000 for the three months ended March 31, 2000. This change in other income (expense) is primarily due to the interest expense resulting from the issuance of the convertible notes in the second quarter of 2000.

      Provision For Income Taxes. For the three months ended March 31, 2001, and March 31, 2000, no provision for taxes was recognized as we operated at a loss throughout both periods. We expect to generate significant net losses for the foreseeable future which should generate net operating loss carry forwards. No benefit for net operating carry forwards is being recognized.

Liquidity and Capital Resources

      We have required significant capital to fund the construction and installation of our network within buildings and to purchase electronic equipment for installation in building and metropolitan points of presence. During the third quarter of 2000, we announced a business plan that allows for more managed and measured deployment and utilization of our network, direct sales force, application products and services, and customer support infrastructure. Implementation of this revised plan included a reduction in expenses and the number of employees. During the first quarter of 2001, we made capital expenditures of $5,521,000 as compared to capital expenditures of $27,178,000 in the first quarter of 2000. Our capital expenditures have totaled $201,488,000 since inception. These capital expenditures, along with our operating expenses, will continue to exceed our operating revenues unless we are able to attract and maintain significant numbers of customers. Although we believe that our revised business plan and corresponding reduction in expenses will enable us to conserve capital without adversely affecting our operations, the reductions in capital spending and employees will likely result in slower customer and revenue growth. We expect to continue to have operating losses, net losses and negative EBITDA.

      As of March 31, 2001, we had cash and cash equivalents of $59,785,000 and short-term investments of $135,490,000. During 1999 we received approximately $336,000,000 in net proceeds from the issuance of common and preferred shares, including our initial public offering. On June 28, 2000, we received approximately $145,003,000 in net proceeds from the issuance of our 7.50% convertible subordinated notes due June 15, 2007. The proceeds of these offerings have been used, and will continue to be used, to construct our in-building networks, for working capital, to fund operating losses and for certain acquisitions and investment.

      During the second and third quarters of 2000, we acquired all of the outstanding stock of four high-speed data communication and professional services companies and 68% of the outstanding stock of Shared Technologies of Canada. We purchased these companies for an initial aggregate purchase price of 129,000 shares of common stock of the Company valued at approximately $4,011,000 and $16,021,000 in cash of which $1,168,000 was payable at March 31, 2001. Both the equity portion and cash portion of the purchase price for these companies is subject to the successful achievement of certain performance objectives.

      As of March 31, 2001, we had capital lease obligations of $68,224,000, of which $33,389,000 of this amount is current and due during 2001. We have no written commitments for additional lease financing. As of March 31, 2001, we had committed to pay over the next five years approximately $17,821,000, of which $13,425,000 is due during the next twelve months, to carriers under our existing connectivity contracts.

      If we purchase all of our outstanding 7.50% convertible subordinated notes pursuant to our announced tender offer, we will recognize a gain due to early extinguishment of debt of approximately $102,000,000 before taxes. Based upon our current expectations, we believe that we would realize previously unrecognized deferred tax assets approximately equal to the tax provision related to the gain described above. The purchase of all of our outstanding 7.50% convertible subordinated notes in our announced tender offer, together with the related estimated expenses (excluding accrued interest), is expected to reduce the amount of our available cash on hand by approximately $44,000,000, while eliminating liabilities associated with the purchased notes. Net interest expense for the remainder of 2001 will be reduced by approximately $5,000,000 if all outstanding notes are purchased in the tender offer.

      Management has continued to review general economic conditions and the various factors influencing our business and industry, including those discussed below, and we believe that, with the reduction in interest expense related to the notes upon consummation of the tender offer and additional cost saving measures we are presently considering, our cash and marketable securities on hand will be sufficient to fund the purchase of all our outstanding 7.50% convertible subordinated notes, our continued operating losses and network deployment through 2002, although there can be no assurances in this regard. The sufficiency of our cash and marketable securities on hand and our capital lease facilities to fund our expected additional operating losses and the projected deployment of our network past 2002 is dependent on numerous factors, many of which we cannot control. These factors include (but are not limited to):

•	our dependence on growth in demand for our current services including additional bandwidth with correspondingly increasing prices;

•	our ability to create internally or partner with others for new products or services and the ultimate demand for and margin on those products or services;

•	our ability to obtain transmission capacity outside our buildings at favorable prices;

•	our ability to reduce expenses as part of our business plan without adversely impacting utilization of our network or customer support;

•	our decision to make interest payments on any outstanding convertible notes in cash versus equity;

•	our decision to use cash to repurchase our debt or equity securities;

•	the cost of network development in each of our markets and buildings including our ability to obtain favorable prices for equipment purchases;

•	our ability to meet our construction schedules;

•	regulatory changes; and

•	changes in technology and competitive developments.

      If any of these factors or other factors is negatively impacted, we will require additional capital through the issuance of debt or equity or bank borrowings. We periodically evaluate various equity and debt financing options and alternatives, although we have no commitments for any additional financing, and we cannot be sure that we will be able to obtain any such additional financing at the times required and on terms and conditions acceptable to us. In order to extend our current cash resources we have developed and begun to implement our revised business plan to reduce costs. If we are unable to successfully implement our business plan, if the assumptions underlying our business plan are inaccurate, or if we engage in any material acquisitions or expansion, we will require additional financing. If we are unable to obtain additional financing, our operations could be materially adversely affected.

Risks Associated with Forward-Looking Statements Included in This Form 10-Q

      “Safe Harbor” Statements under the Private Securities Litigation Reform Act of 1995. A number of the statements made in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical or current facts, but deal with potential future circumstances and developments. They may be identified by the use of forward-looking words such as “believes”, “expects”, “may”, “intends”, “plans”, “anticipates”, “will”, “should”, or other comparable words, or by discussions of our plans, objectives, expectations, intentions and assumptions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from current expectations regarding the relevant matter or subject area. The operation and results of our business also may be subject to the effect of other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      We had $135,490,000 in short-term investments at March 31, 2001. The majority of our short-term investments are highly liquid, fixed-rate securities consisting primarily of U.S. Government and corporate securities with original maturities at date of purchase beyond three months and less than 12 months and are subject to interest rate risk. The value of these securities would decline in the event of increases in market interest rates. We intend to hold these securities until maturity and may thus avoid the losses resulting from sudden changes in interest rates. We do not have any derivative instruments nor do we attempt to hedge our market exposure because a majority of our investments are fixed-rate, short-term securities. Declines in interest rates or other adverse market factors would reduce our interest income over time and could lead to loss of our principle investment.

      Our sole item of long-term debt, the convertible subordinated notes, provide a fixed 7.50% rate of interest. The fair value of the notes is sensitive to changes in interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” regarding our announcement of our intention to purchase our convertible subordinated notes.

      We conduct business in Canada through our Canadian subsidiary, for which the Canadian dollar is the functional currency. Accordingly, we are subject to exchange rate exposures arising from the translation and consolidation of the financial results of our Canadian subsidiary. Revenue from the Canadian subsidiary represented approximately 18% of our total revenues at March 31, 2001. Exchange rate movements upon the consolidation of our Canadian subsidiary could impact our revenues, expenses, equity and overall profitability (loss). There can be no assurance that future changes in currency exchange rates will not have an impact on our future cash collections or operating results. We do not currently use derivative financial instruments to manage or hedge foreign currency exchange rate fluctuations.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities

(a)	Inapplicable.

(b)	Inapplicable.

(c)	On January 1, 2001, we issued to an investment services firm warrants to purchase 85,000 shares of common stock at an exercise price of $8.00 in consideration of services performed. The securities issued in the above transaction were issued pursuant to the exemption of Section 4(2) of the Securities Act of 1933 in reliance upon representations of the firm.

On March 1, 2001, we issued to a real estate owner warrants to acquire an aggregate of 40,000 shares of our common stock at an exercise price of $15.30 in consideration of certain access rights to its office buildings. These warrants are exercisable by the real estate owner on dates certain as outlined in the warrant agreement and expire on August 29, 2002. The securities issued in the above transaction were issued pursuant to the exemption of Section 4(2) of the Securities Act of 1933 in reliance upon representations of such real estate owner.

(d)	In October 1999, we completed our initial public offering of common stock (File No. 333-85597). Our net proceeds from such offering totaled approximately $285,000,000. As of March 31, 2001, approximately $70,000,000 of such net proceeds remained available. We intend to use the proceeds remaining from our initial public offering and the proceeds we received from the issuance in June 2000 of our convertible subordinated notes to fund the construction and installation of our network within buildings, to purchase electronic equipment for installation in buildings and metropolitan points of presence, for working capital and general corporate purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” regarding our announcement of our intention to purchase our convertible subordinated notes.

Item 5.  Other Information

      Our stock is traded on The Nasdaq Stock Market’s National Market System. In order for our common stock to continue to be listed on the Nasdaq NMS, we must satisfy various listing requirements established by Nasdaq including, among other things, a minimum bid price of $1.00 per share. Recently, the minimum bid price of our common stock has been less than $1.00 per share. If the minimum bid price of our common stock is less than $1.00 per share for 30 consecutive trading days, Nasdaq may advise us of this failure to comply with its continued listing standards. If we do not thereafter regain compliance for a minimum of 10 consecutive trading days following notification by Nasdaq, Nasdaq may delist our common stock. In view of the market conditions for technology stocks generally and our own operating history, we cannot assure you that the minimum bid price for our common stock will not remain below $1.00 per share.

      If our common stock is delisted and the trading price therefor continues to be less than $5.00 per share, trading in the common stock would be subject to certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trades involving “penny stock”. The additional burdens imposed by broker-dealers may discourage broker-dealers from effecting transactions in our common stock. Delisting also could reduce the ability of the holders of our common stock to purchase or sell shares as quickly and inexpensively as they have done in the past. This lack of liquidity would make it more difficult for us to raise cash in the future.

Item 6.  Exhibits and Reports on Form 8-K

(a)	List of Exhibits

None

(b)	Reports on Form 8-K

We filed with the Securities and Exchange Commission a Current Report on Form 8-K, dated April 4, 2001 reporting under Item 5 the announcement of certain changes in management and the resignations of Mr. Doshier as Chief Financial Officer and director.

We filed with the Securities and Exchange Commission a Current Report on Form 8-K, dated April 30, 2001 reporting under Item 5 details relating to our earnings and our operating outlook for the remainder of 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 11, 2001	ALLIED RISER COMMUNICATIONS CORPORATION

	By:	/s/ Quen Bredeweg

Quen Bredeweg Senior Vice President and Chief Financial Officer