Form 10-Q
period 2001-06-30
ALLIED RISER COMMUNICATIONS CORP
filed 2001-08-14
CIK 1091535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

           (Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

OR

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

Yes  No

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class Common Stock, $.0001 par value	Number of Shares Outstanding on July 31, 2001 62,027,049

ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	June 30,
	2000	2001

		(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$29,455	$27,748

Short-term investments	212,107	111,796

Accounts receivable, net of reserve of $196 and $1,192, respectively	3,912	4,343

Prepaid expenses and other current assets	5,606	4,683

Total current assets	251,080	148,570

PROPERTY AND EQUIPMENT, net	182,442	39,601

REAL ESTATE ACCESS RIGHTS, net of accumulated amortization of $16,003 and $0, respectively	133,003	8,928

GOODWILL AND OTHER INTANGIBLE ASSETS, net of accumulated amortization of $2,592 and $0, respectively	12,118	—

OTHER ASSETS, net	11,060	9,666

Total assets	$589,703	$206,765

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$17,904	$8,561

Accrued liabilities	21,037	16,816

Current maturities of capital lease obligations	32,229	29,958

Current maturities of debt	713	1,055

Total current liabilities	71,883	56,390

CAPITAL LEASE OBLIGATIONS, net of current maturities	41,290	29,893

LONG TERM LIABILITIES:

Long term debt, net of current maturities	—	913

Convertible notes (7.50% interest payable in stock or cash)	150,000	123,600

Total liabilities	263,173	210,796

COMMITMENTS AND CONTINGENCIES (see note 9)

STOCKHOLDERS’ EQUITY:
Common stock, $.0001 par value, 1,000,000,000 shares authorized, 58,561,000 and 61,989,000 outstanding as of December 31, 2000 and June 30, 2001, respectively (net of 675,000 and 606,000 treasury shares, respectively)	6	6

Additional paid-in capital	460,137	511,947

Warrants, authorizing the issuance of 7,377,000 and 4,496,000 shares as of December 31, 2000 and June 30, 2001, respectively	127,846	71,127

Deferred compensation	(13,501)	(4,483)

Accumulated other comprehensive income (loss)	(547)	(753)

Accumulated deficit	(247,411)	(581,875)

Total stockholders’ equity	326,530	(4,031)

Total liabilities and stockholders’ equity	$589,703	$206,765

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the Three Months Ended June 30, 2000 and 2001
(In thousands, except share and per share data)

	2000	2001

	(Unaudited)
REVENUE:

Network services	$1,857	$6,699

Value added services	115	1,874

Total revenue	1,972	8,573

OPERATING EXPENSES:

Network operations (including $232 and $604 amortization of deferred compensation, respectively)	10,347	19,497

Cost of value added services	82	1,204

Selling expense (including $354 and $1,167 amortization of deferred compensation, respectively)	11,657	7,806

General and administrative expenses (including $2,549 and $451 amortization of deferred compensation, respectively)	18,442	10,512

Depreciation and amortization	8,377	14,322

Asset write-down	—	262,336

Total operating expenses	48,905	315,677

OPERATING LOSS	(46,933)	(307,104)

OTHER INCOME (EXPENSE):

Interest expense	(848)	(3,996)

Interest and other income	3,713	2,191

Total other income (expense)	2,865	(1,805)

INCOME (LOSS) BEFORE INCOME TAXES	(44,068)	(308,909)

INCOME TAX BENEFIT	—	6,037

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	(44,068)	(302,872)

EXTRAORDINARY GAIN FROM EXTINGUISHMENT OF DEBT, net	—	11,718

NET INCOME (LOSS)	$(44,068)	$(291,154)

NET INCOME (LOSS) PER COMMON SHARE:

Loss before extraordinary item	(.81)	(5.02)

Extraordinary gain, net	—	.20

NET INCOME (LOSS) PER COMMON SHARE	$(.81)	$(4.82)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	54,272,000	60,372,000

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the Six Months Ended June 30, 2000 and 2001
(In thousands, except share and per share data)

	2000	2001

	(Unaudited)
REVENUE:

Network services	$2,809	$12,437

Value added services	521	4,065

Total revenue	3,330	16,502

OPERATING EXPENSES:

Network operations (including $513 and $633 amortization of deferred compensation, respectively)	16,006	38,069

Cost of value added services	385	2,615

Selling expense (including $784 and $2,112 amortization of deferred compensation, respectively)	24,808	15,806

General and administrative expenses (including $5,416 and $155 amortization of deferred compensation, respectively)	35,702	21,563

Depreciation and amortization	14,556	25,904

Asset write-down	—	262,336

Total operating expenses	91,457	366,293

OPERATING LOSS	(88,127)	(349,791)

OTHER INCOME (EXPENSE):

Interest expense	(1,310)	(7,696)

Interest and other income	8,344	5,268

Total other income (expense)	7,034	(2,428)

INCOME (LOSS) BEFORE INCOME TAXES	(81,093)	(352,219)

INCOME TAX BENEFIT	—	6,037

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	(81,093)	(346,182)

EXTRAORDINARY GAIN FROM EXTINGUISHMENT OF DEBT, net	—	11,718

NET INCOME (LOSS)	$(81,093)	$(334,464)

NET INCOME (LOSS) PER COMMON SHARE:

Loss before extraordinary item	(1.51)	(5.84)

Extraordinary gain, net	—	.20

NET INCOME (LOSS) PER COMMON SHARE	$(1.51)	$(5.64)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	53,795,000	59,245,000

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2000 and 2001
(In thousands)

	2000	2001

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(81,093)	$(334,464)

Adjustments to reconcile net income (loss) to net cash used in operating activities —

Depreciation and amortization	21,653	28,804

Extraordinary gain from extinguishment of debt, net	—	(11,718)

Deferred income taxes	—	(6,037)

Write-down of assets	—	262,336

Other non-cash expenses	—	1,799

Changes in assets and liabilities, net of the effect of acquisitions

Increase in accounts receivable, net	(791)	(440)

Decrease (increase) in prepaid expenses	(1,784)	927

Decrease (increase) in other assets	(1,061)	630

Increase (decrease) in accounts payable, accrued liabilities and deferred revenue	12,554	(13,451)

Net cash used in operating activities	(50,522)	(71,614)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(41,729)	(6,985)

Purchase of short-term investments, net	(4,320)	—

Proceeds from sale of short-term investments, net	—	100,310

Acquisition of businesses, net of cash acquired	(1,903)	(164)

Net cash (used in) provided by investing activities	(47,952)	93,161

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible notes, net of offering cost	145,000	—

Payments on capital lease obligations	(1,740)	(15,813)

Payments on debt	—	(545)

Payments on convertible notes	—	(7,392)

Proceeds from issuance of common stock and sale of subsidiary stock, net of issuance costs	(476)	499

Net cash provided by (used in) financing activities	142,784	(23,251)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	(3)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44,310	(1,707)

CASH AND CASH EQUIVALENTS, beginning of period	152,564	29,455

CASH AND CASH EQUIVALENTS, end of period	$196,874	$27,748

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest	$360	$9,254

Noncash investing and financing activities

Equipment acquired under capital leases	$26,784	$2,198

Accrued interest on convertible notes	$31	$412

Warrants issued	$48,117	$95

Deferred compensation	$5,649	$(2,863)

Treasury shares issued for bonus payments (425,000 shares)	$—	$1,138

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000 and 2001
(Unaudited)

1. Organization:

      Allied Riser Communications Corporation (“ARC Corporation”) (collectively including all predecessors, the “Company”) is a facilities-based provider of broadband data, video and voice communications services to small- and medium-sized businesses.

2. Presentation:

      In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position as of June 30, 2001. The results of operations for the three and six months ended June 30, 2000 and 2001, and cash flows for the six months ended June 30, 2000 and 2001, are not necessarily indicative of the results of operations or cash flows to be expected for the full year. The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with generally accepted accounting principles as they apply to interim reporting. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2000, and the notes thereto included in the Company’s Annual Report on Form 10-K. The accompanying unaudited consolidated financial statements include all wholly owned subsidiaries and a 68% owned subsidiary, Shared Technologies of Canada (“STOC”). STOC is owned by the Company’s wholly owned subsidiary, ARC Canada. All inter-company accounts and activity have been eliminated. The minority interest in STOC is not presented in the accompanying financial statements because the minority interest is in a deficit position and the Company continues to record 100% of the losses of STOC.

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management may be required to make significant estimates of, among other things, the fair value of long-lived assets, allowance for doubtful accounts, and amounts recorded for acquisition contingencies. Actual results may differ from those estimates.

3. Comprehensive Income (Loss):

      Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period as a result of transactions from other events and circumstances from non-owner sources. It consists of net loss and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net loss, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Currency translation is the only item of comprehensive income impacting the Company. Set forth below is the effect on the Company of currency translation for the indicated periods:

	Three months	Six months
	ended	ended
	June 30, 2001	June 30, 2001

Net income (loss)	$(291,154,000)	$(334,464,000)

Comprehensive income adjustments:

Foreign currency translation adjustment	525,000	(206,000)

Comprehensive income (loss)	$(290,629,000)	$(334,670,000)

      There were no transactions that required adjustment to net loss for comprehensive income presentation for the three and six months ended June 30, 2000.

4. International Operations:

      The Company recognized a total of $1,349,000 and $2,754,000 of revenue from operations in Canada through its wholly owned subsidiary, ARC Canada, for the three and six months ended June 30, 2001, respectively. Long-lived assets of ARC Canada were $5,627,000 as of June 30, 2001.

5. Net Loss Per Share:

      Net loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), “Earnings Per Share” (“EPS”). SFAS 128 requires a presentation of basic EPS and diluted EPS. Basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock.

      Shares issued to employees subject to repurchase by the Company are not included in the weighted average number of common shares outstanding for the period. Options and warrants to purchase 6,629,000 and 4,496,000 shares of common stock, respectively, were outstanding at June 30, 2001.

      Diluted EPS are not presented as all potentially dilutive securities would be antidilutive due to the net loss incurred for the three and six months ended June 30, 2000 and 2001.

6. Asset Write-down

      During the second quarter of 2001, numerous adverse changes in the Company’s industry and the economic environment as a whole, including significant declines in valuation of competitive telecommunications providers, continued weakness in the demand for information technology and telecommunications services, and business failures of several prominent companies in markets similar to the Company’s caused the Company to conclude that its prospects for future cash flows had weakened and operating risks had increased. Additionally, during the second quarter of 2001, the Company made certain changes in its operations. Both these external and internal changes triggered a review of long-lived assets, including building and network-related assets, real estate access rights, property and equipment, and goodwill. This review indicated that undiscounted cash flows expected to be generated by such assets were not sufficient to recover the historical book value of long-lived assets and that such assets should be reduced to fair value. The Company calculated the present value of estimated cash flows to determine management’s estimate of fair market value for the building and system infrastructure and real estate access rights. To determine the value of other assets, including system equipment, furniture, fixtures, software and equipment, the Company used the lower of the historical cost or management’s estimate of fair market value. Based on the Company’s current evaluation of the present value of expected cash flows of its subsidiaries acquired in 2000, the Company concluded that related long-lived assets and goodwill should be written down.

      The total amount of write down by category is as follows:

Amount of Asset
Write-down

Property and equipment:

System infrastructure	$58,108,000

Other assets	78,051,000

Total property and equipment	136,159,000

Real estate access rights	116,449,000

Goodwill	9,728,000

Total	$262,336,000

      In addition, on July 24, 2001, the Company announced a number of initiatives to further reduce its operating costs and refocus its business plan. These initiatives include the suspension of retail sales of broadband data applications and services, the transition of its current retail customers to other service providers, the closure of the Company's sales offices, and a further reduction in the number of employees by approximately 75% of the Company's workforce. The Company also announced its intention to pursue a business plan that contemplates the provision of in-building wholesale services of its broadband data network.

      In connection with the implementation of announced cost-cutting measures, the Company may in the future recognize accelerated depreciation for discontinued use of software. The Company will continue to evaluate its long-lived assets, including property and equipment and real estate access rights, to determine whether changes in circumstances have occurred that indicate the remaining asset balances may not be recoverable and an impairment loss should be recognized.

7. Property and Equipment:

      Property and equipment as of June 30, 2001, consist of the following:

	Average
	Estimated
	Useful Lives
	(Years)

Office equipment and information systems	4	$29,592,000

Furniture and fixtures	7	2,460,000

Leasehold improvements	5	3,977,000

System infrastructure	10	7,686,000

System equipment	5	6,957,000

Construction-in-progress		—

Property and equipment, gross		50,672,000

Less — accumulated depreciation and amortization		(11,071,000)

Property and equipment, net		$39,601,000

      Capitalized interest for the six months ended June 30, 2000 and 2001, was approximately $0 and $1,143,000, respectively.

8. Debt:

      On June 28, 2000, the Company completed the issuance and sale in a private placement of an aggregate of $150,000,000 in principal amount of its 7.50% convertible subordinated notes due June 15, 2007 (the “Notes”). The Company incurred expenses of approximately $4,997,000, of which approximately $4,500,000 represented underwriting fees and approximately $497,000 represented other expenses related to the offering. The net offering proceeds to the Company after total expenses were approximately $145,003,000. The Notes may be converted at the option of the holders into shares of the Company’s common stock at an initial conversion price of $15.37 per share, which may be adjusted upon the occurrence of certain events. Interest is payable semiannually on June 15 and December 15, and is payable, at the election of the Company, in either cash or registered shares of the Company’s common stock. The Notes are redeemable at the Company’s option at any time on or after the third business day after June 15, 2004, at specified redemption prices plus accrued interest. During 2000, a shelf registration statement on Form S-3 (Commission File No. 333-50026) was filed with the Securities and Exchange Commission registering some of the Notes for resale, the shares of common stock issuable upon conversion of the Notes and as payment-in kind interest on the Notes.

      On May 11, 2001, the Company commenced a tender offer to purchase any and all of the Notes for a purchase price of $280 in cash per $1,000 of principal amount of Notes, plus accrued but unpaid interest on the Notes up to but excluding the date on which the Company deposited the funds with the depositary to purchase the accepted Notes. On June 12, 2001, the Company announced the completion of the tender offer, accepting for purchase $26,400,000 of the aggregate principal amount of the Notes, representing approximately 17.6% of the $150,000,000 aggregate principal amount of the Notes outstanding prior to the tender offer. The Company paid $8,360,000 in cash, including $968,000 for accrued but unpaid interest, to complete the tender offer. An extraordinary gain of $11,718,000, net of $6,037,000 in income taxes, was recognized as a result of the early extinguishment of the Notes. The extraordinary gain also includes $486,000 of expenses incurred with the offer and a $767,000 write-off of associated debt issuance costs.

9. Commitments and Contingencies:

      Outlined below are commitments and contingencies for the Company’s operating leases, capital leases, connectivity contracts, and acquisition commitments. From time to time, the Company may decide to use cash for the early retirement of such commitments and contingencies. As a result of the Company's decision to suspend retail operations, certain contractual obligations without future benefit may be recorded in periods prior to those outlined below, which may accelerate the recognition of these expenses.

Operating Leases

      The Company has entered into various operating lease agreements, with expirations through 2010, for leased space and equipment. Future minimum lease obligations related to the Company’s operating leases are as follows for the twelve months ended June 30:

2002	$11,981,000

2003	13,173,000

2004	11,871,000

2005	9,134,000

2006	4,044,000

Thereafter	4,246,000

Total minimum lease obligations	$54,449,000

      Total operating lease expenses for the six months ended June 30, 2000 and 2001, were approximately $3,495,000 and $3,986,000, respectively.

Capital Leases

      The Company has entered into various capital leases for equipment. Future minimum lease obligations related to the Company’s capital leases are as follows for the twelve months ended June 30:

2002	$35,536,000

2003	26,381,000

2004	5,128,000

2005	288,000

2006	6,000

Total minimum lease obligations	67,339,000

Less — amounts representing interest	(7,488,000)

Present value of minimum lease obligations	59,851,000

Current maturities	(29,958,000)

Capital lease obligations, net of current maturities	$29,893,000

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

      Future minimum obligations related to the Company’s connectivity contracts are as follows for the twelve months ended June 30:

2002	$11,090,000

2003	3,418,000

2004	824,000

2005	566,000

Thereafter	242,000

Total minimum obligations	$16,140,000

Acquisition Commitments

      During 2000, the Company completed five acquisitions as described in note 11. In connection with these acquisitions, additional amounts, contingent upon the achievement of certain performance levels, are potentially payable to the former owners and employees of the acquired companies. The Company has recorded $787,000 as of June 30, 2001 in anticipation of performance targets estimated to be achieved during 2001. Of the amount recorded, the Company expects to pay $524,000 in cash and shares of common stock valued at $263,000. During the six months ended June 30, 2001, warrants underlying 250,000 shares of stock, with a fair value of zero, and 101,000 shares of restricted stock, were released from restriction. Subsequent to June 30, 2001, 632,000 shares of restricted stock were repurchased. Additional purchase consideration will be recorded as it becomes probable that such amounts will be paid to the former owners of the acquired companies and such amounts can be estimated. Additional compensation expense will be recorded as the amounts payable to employees of the acquired companies can be estimated.

10. Equity:

Common Stock

      During the three and six months ended June 30, 2001, the Company repurchased 178,000 and 356,000 shares of unvested restricted common stock, respectively. During the three and six months ended June 30, 2001, the Company issued 0 and 425,000 shares of common stock from treasury, respectively, in lieu of cash bonus payments for services rendered in 2000.

      Warrants underlying 335,000 and 3,009,000 shares of stock were exercised during the three and six months ended June 30, 2001, respectively (see Warrants). During the three and six months ended June 30, 2001, the Company issued 0 and 32,000 shares of common stock, respectively, in connection with obligations related to prior acquisitions. During the three and six months ended June 30, 2001, 127,000 and 311,000 shares of common stock, respectively, were issued in connection with the Company’s employee stock purchase plan. Also, during the three and six months ended June 30, 2001, stock options underlying 0 and 7,000 shares of common stock, respectively, were exercised by employees.

Warrants

      The Company has issued to real estate partners and their affiliates warrants to acquire shares of common stock in exchange for the right, pursuant to telecommunications license agreements, to install its broadband data network in these real estate entities’ buildings. The warrants are exercisable upon the occurrence of certain events set forth in the warrant acquisition agreements.

      The number of warrants the Company is obligated to issue may be adjusted if certain telecommunications license agreements are not executed and delivered in accordance with the parameters outlined in the warrant acquisition agreements. Accordingly, the date for determining the final value of the warrants is the date on which the telecommunications license agreements are signed and delivered (the “measurement date”), and the real estate partners effectively complete their performance element of the warrant acquisition agreement. At the measurement date, the Company will measure the fair market value of the warrants based on an acceptable pricing model. The warrants also are subject to forfeiture as a result of subsequent events of default by the real estate partners as set forth in the warrant acquisition agreement.

      As of June 30, 2001, the Company has entered into warrant acquisition agreements for the issuance of 8,217,000 shares of common stock. Performance obligations relating to all of these shares of common stock had been completed as of June 30, 2001. At June 30, 2001, warrants underlying 3,721,000 shares of common stock had been exercised.

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

      During the three and six months ended June 30, 2001, certain employees were terminated, resulting in a reduction of $428,000 and $1,254,000, respectively, of the deferred compensation recorded upon completion of the IPO. During the three and six months ended June 30, 2001, deferred compensation expense was reduced by $1,018,000 and $3,254,000, respectively, for previously recognized expense related to forfeited options and shares. Deferred compensation expense related to continuing employee service was $779,000 and 1,696,000 for the three and six months ended June 30, 2001, respectively. As of June 30, 2001, the balance of unamortized deferred compensation recorded upon completion of the IPO was $4,470,000 and is being deferred and amortized over the remaining estimated employee service period.

      In connection with acquisitions of businesses during 2000, the Company entered into various employment agreements with former owners and employees of the acquired companies pursuant to which the Company issued restricted shares of common stock to such persons. As of December 31, 2000, $6,082,000 was being deferred and amortized over the remaining estimated employee service period. During the three and six months ended June 30, 2001, the deferred compensation recorded upon consummation of the acquisitions was reduced by $2,061,000 and $2,395,000, respectively, to reflect the probability of achievement of performance targets and the stock price as of June 30, 2001. During the three and six months ended June 30, 2001, amortization related to this deferred compensation was $1,675,000 and $3,674,000, respectively. As of June 30, 2001, $13,000 is being deferred and amortized over the remaining estimated employee service period.

11. Acquisitions:

      During the second and third quarters of 2000, we acquired all of the outstanding stock of four high-speed data communication and professional services companies and 68% of the outstanding stock of Shared Technologies of Canada. The following table presents the unaudited pro forma results of operations of the Company for the three and six months ended June 30, 2000 and 2001, respectively, as if the acquisitions made during 2000 had been consummated as of January 1, 2000. The unaudited pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the period presented or the results which may occur in the future.

	Three months ended		Six months ended
	June 30, 2000	June 30, 2001	June 30, 2000	June 30, 2001

Revenues	$5,365,000	$8,573,000	$10,810,000	$16,502,000

Net income (loss) before extraordinary items	(45,423,000)	(302,872,000)	(84,148,000)	(346,182,000)

Net income (loss) applicable to common stock	(45,423,000)	(291,154,000)	(84,148,000)	(334,464,000)

Net income (loss) per share, basic and diluted	(.84)	(4.82)	(1.56)	(5.64)

12. Recent Accounting Pronouncements:

      On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”), and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment approach. The Company believes the adoption of SFAS 141 and 142 will not have a material effect on the Company's financial position or results of operations.

13. Subsequent Events:

      In response to numerous adverse changes in the Company’s industry and the economic environment as a whole, including significant declines in valuation of competitive telecommunications providers, continued weakness in the demand for information technology and telecommunications services, and business failures of several prominent companies in markets similar to the Company’s, on July 24, 2001, the Company announced a number of additional initiatives to further reduce operating costs and refocus the Company’s business plan. These initiatives include the suspension of retail sales of broadband data applications and services, the transition of the Company’s current retail customers to other service providers, the closure of the Company’s sales offices and a further reduction in the number of employees by approximately 290 persons, or approximately 75% of the Company’s total workforce.

      The Company’s stock is traded on The Nasdaq Stock Market’s National Market System (the “Nasdaq NMS”). In order for the Company’s common stock to continue to be listed on the Nasdaq NMS, the Company must satisfy various listing requirements established by Nasdaq including, among other things, a minimum bid price of $1.00 per share. On July 24, 2001, the Company received a letter from Nasdaq advising the Company that the minimum bid price of its stock had failed to comply with the continued listing standards of Nasdaq. Nasdaq further advised the Company that it has 90 days, or until October 22, 2001, to regain compliance with this rule. If the Company does not thereafter regain compliance for a minimum of ten consecutive trading days, Nasdaq may delist the Company’s common stock.

      On July 26, 2001, in a case titled Hewlett-Packard Company v. Allied Riser Operations Corporation a/k/a Allied Riser Communications, Inc., Hewlett-Packard Company filed a complaint against the Company's subsidiary, Allied Riser Operations Corporation, in the 95th Judicial District Court, Dallas County, Texas, seeking damages of $18,775,000, attorneys’ fees, interest and punitive damages relating to various types of equipment allegedly ordered from Hewlett-Packard Company by Allied Riser Operations Corporation. While the Company believes that, based on its contract with Hewlett-Packard, this complaint is without merit, the Company is currently investigating these allegations. The Company intends to vigorously contest this lawsuit.

      On August 7, 2001 the Company sold its subsidiary, Winterlink, Inc., one of five data and communication service providers acquired by the Company in 2000. The Company does not expect this transaction to have a material impact on its ongoing operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our consolidated financial condition and results of operations for the three and six months ended June 30, 2001 and 2000, and significant factors that could affect our prospective financial condition and results of operations, should be read in conjunction with the information set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2000.

      We are a facilities-based provider of broadband data, video and voice communications services to small- and medium-sized businesses. As of June 30, 2001, our broadband data network was operating or constructed inside approximately 830 and 70 office buildings, respectively, with more than 310 million and 10 million rentable square feet, respectively.

      From time to time we consider a variety of strategic alternatives, including partnerships with companies that provide positive synergies to our in-building network, dispositions, or other investments. Further, from time to time we have had discussions, and in the future we anticipate that we will have discussions, with persons regarding other possible strategic transactions, including mergers or other business combination transactions.

Recent Developments

      During the third quarter of 2000, we revised our business plan to provide for a more measured deployment and utilization of our network, direct sales force, application products and services and customer support infrastructure. In response to significant declines in valuation of competitive telecommunications providers, continued weakness in the demand for information technology and telecommunications services, and business failures of several prominent companies in markets similar to ours, on July 24, 2001, we announced a number of additional initiatives to further reduce our operating costs and refocus our business plan. These initiatives are expected to be completed by September 30, 2001, and include the suspension of retail sales of broadband data applications and services, the transition of our current retail customers to other service providers, the closure of our sales offices, and a further reduction in the number of employees by approximately 290 persons, or approximately 75% of our total workforce. Additionally, we are pursuing the provision of in-building wholesale services of our broadband data network and are considering the use of our broadband data network by wireless service providers who seek to improve the performance of their systems inside commercial office buildings. As a result of the initiatives discussed above, we expect revenue and related network costs and expenses to decline throughout 2001. However, certain contractual obligations without future benefit may be recorded in periods prior to contractual due dates, which may accelerate the recognition of these expenses.

      On August 7, 2001, we sold our subsidiary, Winterlink, Inc., one of five data and communication service providers acquired by us in 2000. We do not expect this transaction to have a material impact on our ongoing operations.

Results of Operations

      Network Services Revenue.   Network services revenue for the three months ended June 30, 2001, increased to $6,699,000 as compared to $1,857,000 for the three months ended June 30, 2000. Network services revenue for the six months ended June 30, 2001, increased to $12,437,000 as compared to $2,809,000 for the six months ended June 30, 2000. The increase in revenues is attributable to growth in the number of customers resulting from contributions of the businesses acquired in the second and third quarters of 2000, an increase in the number of buildings served, increased sales efforts concentrated in our networked properties, and increased penetration of our broadband data network into new buildings.

      Value Added Services Revenue.   Value added services revenue for the three months ended June 30, 2001, increased to $1,874,000 as compared to $115,000 for the three months ended June 30, 2000. Value added services revenue for the six months ended June 30, 2001, increased to $4,065,000 as compared to $521,000 for the six months ended June 30, 2000. This increase is attributable to the contributions of the businesses acquired in the second and third quarters of 2000 and the continued expansion of our network and product offerings.

      Network Operations.   Network operations expense was $19,497,000 for the three months ended June 30, 2001, and $10,347,000 for the three months ended June 30, 2000. Network operations expense was $38,069,000 for the six months ended June 30, 2001, and $16,006,000 for the six months ended June 30, 2000. This increase is consistent with the expansion of our network and the resulting increase in transport, licensing, and customer costs.

      Network operations expense includes deferred compensation expense of $604,000 for the three months ended June 30, 2001, and $232,000 for the three months ended June 30, 2000. Network operations expense includes deferred compensation of $633,000 for the six months ended June 30, 2001, and $513,000 for the six months ended June 30, 2000. This increase is attributable to the acquisition of businesses in the second and third quarters of 2000.

      Cost of Value Added Services.   Cost of value added services was $1,204,000 for the three months ended June 30, 2001, and $82,000 for the three months ended June 30, 2000. Cost of value added services was $2,615,000 for the six months ended June 30, 2001, and $385,000 for the six months ended June 30, 2000. This increase is consistent with the increased growth in the number of customers utilizing these services and the acquisitions of businesses in the second and third quarters of 2000.

      Selling Expense.   Selling expense was $7,806,000 for the three months ended June 30, 2001, and $11,657,000 for the three months ended June 30, 2000. Selling expense was $15,806,000 for the six months ended June 30, 2001, and $24,808,000 for the six months ended June 30, 2000. This decrease is attributable to the more targeted approach we are using for our marketing and selling efforts focusing primarily at the specific buildings we serve. In addition, we have adopted a more selective approach in our spending for development of brand awareness and promotional materials and for the establishment of sales demonstration centers.

      Selling expense includes deferred compensation expense of $1,167,000 for the three months ended June 30, 2001, and $354,000 for the three months ended June 30, 2000. Selling expense includes deferred compensation of $2,112,000 for the six months ended June 30, 2001, and $784,000 for the six months ended June 30, 2000. This increase is attributable to the acquisition of businesses in the second and third quarters of 2000.

      General and Administrative Expenses.   General and administrative expenses were $10,512,000 for the three months ended June 30, 2001, and $18,442,000 for the three months ended June 30, 2000. General and administrative expenses were $21,563,000 for the six months ended June 30, 2001, and $35,702,000 for the six months ended June 30, 2000. This decrease reflects the reductions in force that occurred in October 2000 and February and May 2001. Our number of general and administrative employees decreased to 134 at June 30, 2001, as compared to 359 at June 30, 2000.

      General and administrative expense includes deferred compensation expense of $451,000 for the three months ended June 30, 2001, and $2,549,000 for the three months ended June 30, 2000. General and administrative expense includes deferred compensation of $155,000 for the six months ended June 30, 2001, and $5,416,000 for the six months ended June 30, 2000. This decrease is attributable to the expense reduction previously recognized related to forfeited options and shares as a result of the reductions in force that occurred in October 2000, and February and May 2001.

      Depreciation and Amortization.   Depreciation and amortization for the three months ended June 30, 2001, increased to $14,322,000 as compared to $8,377,000 for the three months ended June 30, 2000. Depreciation and amortization for the six months ended June 30, 2001, increased to $25,904,000 as compared to $14,556,000 for the six months ended June 30, 2000. This increase was primarily due to the increase in system infrastructure and system equipment placed in service.

      Other Income (Expense).   Other income (expense) was $(1,805,000) for the three months ended June 30, 2001, and $2,865,000 for the three months ended June 30, 2000. Other income (expense) was $(2,428,000) for the six months ended June 30, 2001, and $7,034,000 for the six months ended June 30, 2000. This change in other income (expense) is primarily due to the interest expense resulting from the issuance of the convertible notes in the second quarter of 2000.

      Income Tax Benefit.   A tax benefit of $6,037,000 was recognized as of June 30, 2001, and no benefit was recognized as of June 30, 2000. The recognized benefit resulted from reversing a portion of our tax valuation allowance in connection with the realization of deferred net operating loss carryforwards as a result of the early extinguishment of our 7.50% convertible subordinated notes due 2007 (see note 8). We expect to generate significant net losses for the foreseeable future which should generate net operating loss carry forwards.

      Extraordinary Item.   An extraordinary gain of $11,718,000, net of $6,037,000 in income taxes, was recognized as a result of the early extinguishment of our 7.50% convertible subordinated notes due 2007 (see note 8).

      Asset write-down.   An asset write-down of $262,336,000 was recognized as of June 30, 2001 (see note 6).

Liquidity and Capital Resources

      As of June 30, 2001, we had cash and cash equivalents of $27,748,000 and short-term investments of $111,796,000.

      Historically, we have required significant capital to fund the construction and installation of our network within buildings and to purchase electronic equipment for installation in building and metropolitan points of presence. During the second quarter of 2001, we made capital expenditures of $2,731,000 as compared to capital expenditures of $61,159,000 in the second quarter of 2000. During the six months ended June 30, 2001, we made capital expenditures of $9,112,000 as compared to capital expenditures of $88,336,000 for the six months ended June 30, 2000. Our capital expenditures have totaled $204,219,000 since inception.

      As of June 30, 2001, we had capital lease obligations of $59,851,000, of which $29,958,000 is current and due during the next twelve months. We have no written commitments for additional lease financing. As of June 30, 2001, we had committed to pay over the next five years to carriers under our existing connectivity contracts approximately $16,140,000, of which $11,090,000 is due during the next twelve months. As of June 30, 2001, we had operating lease obligations of $54,449,000, of which $11,981,000 is current and due during the next twelve months.

      On May 11, 2001, we commenced a tender offer to purchase any and all of our 7.50% convertible subordinated notes due 2007 (the “notes”) for a purchase price of $280 in cash per $1,000 of principal amount of notes, plus accrued but unpaid interest on the notes up to but excluding the date on which we deposited the funds with the depositary to purchase the accepted notes. On June 12, 2001, we announced the completion of our tender offer, accepting for purchase $26,400,000 of the aggregate principal amount of the notes, representing approximately 17.6% of the $150,000,000 aggregate principal amount of notes outstanding prior to the tender offer. We paid $8,360,000 in cash, including $968,000 for accrued but unpaid interest, to complete the tender offer. An extraordinary gain of $11,718,000, net of $6,037,000 in income taxes, was recognized as a result of the early extinguishment of the notes. The extraordinary gain also includes $486,000 of expenses incurred with the offer and a $767,000 write-off of associated debt issuance costs. Our remaining interest expense in 2001, payable in shares of common stock or cash, will be approximately $4,635,000 (including the approximately $990,000 reduction in interest expense related to the notes purchased in the tender offer completed in June 2001). Beyond 2001, our annual commitment for interest expense, payable in shares of common stock or cash, will be approximately $9,270,000.

      During the second quarter of 2001, numerous adverse changes in our industry and the economic environment as a whole, including significant declines in valuation of competitive telecommunications providers, continued weakness in the demand for information technology and telecommunications services, and business failures of several prominent companies in markets similar to ours caused us to conclude that our prospects for future cash flows had weakened and our operating risks had increased. Additionally, during the second quarter of 2001, we made certain changes in our operations. Both these external and internal changes triggered a review of long-lived assets, including building and network-related assets, real estate access rights, property and equipment, and goodwill. This review indicated that undiscounted cash flows expected to be generated by such assets were not sufficient to recover the historical book value of long-lived assets and that such assets should be reduced to fair value. As a result of our review, in the second quarter of 2001, we recorded a write-down in the values of our building and network-related assets, real estate access rights, property and equipment, and goodwill.

Liquidity Assessment

      As of June 30, 2001, cash and marketable securities totaled $139,544,000. As a result of the implementation of our revised business plan and our recently announced cost saving initiatives, we expect our use of cash for capital expenditures in the future to be significantly lower than historical capital expenditures, however, we anticipate operating at a loss for the foreseeable future. The remaining cash, marketable securities, and funds generated in our operations will be available to fund our operating expenses, debt service, and our reduced capital requirements. We believe that with the additional cost saving initiatives we are implementing, our cash and marketable securities on hand and funds generated from operations will be sufficient to fund our operations through 2002, although there can be no assurance in this regard. We periodically evaluate various equity and debt financing options, although we have no commitments for additional financing, and we are unsure of our ability to obtain such additional financing at the times required and on terms and conditions acceptable to us. Our future capital requirements are dependent on numerous factors, many of which we cannot control. These factors include (but are not limited to):

•	our ability to provide wholesale services of our broadband data network and the margin on those services;

•	our ability to suspend retail operations and manage our remaining operations in a cost efficient manner;

•	our ability to reduce expenses as part of our business plan without adversely impacting utilization of our network;

•	our ability to create internally or partner with others for new products or services and the ultimate demand for and margin on those products or services;

•	our decision to use cash for early retirement of commitments and contingencies;

•	our decision to make interest payments on any outstanding convertible subordinated notes in cash versus equity;

•	our decision to use cash to repurchase our debt securities;

•	regulatory changes; and

•	changes in technology and competitive developments.

Risks Associated with Forward-Looking Statements Included in This Form 10-Q

      “Safe Harbor” Statements under the Private Securities Litigation Reform Act of 1995. Some statements and information contained in this report are not historical facts, but are “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “may,” “anticipates,” “will,” “would,” “could,” or “should” or the negative of these words or other variations of these words or other comparable words or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding: whether we will succeed in reducing expenses as part of our business plan without adversely affecting utilization of our network, our ability to suspend retail operations and manage our remaining operations in a cost efficient manner, our ability to implement our wholesale data services business plan, and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission. The operation and results of our business also may be subject to the effect of other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2000. We disclaim any obligation to update any of the forward-looking statements contained herein to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      We had $111,796,000 in short-term investments at June 30, 2001. The majority of our short-term investments are highly liquid, fixed-rate securities consisting primarily of U.S. Government and corporate securities with original maturities at date of purchase beyond three months and less than twelve months and are subject to interest rate risk. The value of these securities would decline in the event of increases in market interest rates. We intend to hold these securities until maturity and may thus avoid the losses resulting from sudden changes in interest rates. We do not have any derivative instruments nor do we attempt to hedge our market exposure because a majority of our investments are fixed-rate, short-term securities. Declines in interest rates or other adverse market factors would reduce our interest income over time and could lead to loss of our principle investment.

      Our convertible subordinated notes provide a fixed 7.50% rate of interest. The fair value of the notes is sensitive to changes in interest rates.

      We conduct business in Canada through our Canadian subsidiary, for which the Canadian dollar is the functional currency. Accordingly, we are subject to exchange rate exposures arising from the translation and consolidation of the financial results of our Canadian subsidiary. Revenue from the Canadian subsidiary represented approximately 17% of our total revenues for the six months ended June 30, 2001. Exchange rate movements upon the consolidation of our Canadian subsidiary could affect our revenues, expenses, equity, and overall profitability (loss). There can be no assurance that future changes in currency exchange rates will not have an affect on our future cash collections or operating results. We do not currently use derivative financial instruments to manage or hedge foreign currency exchange rate fluctuations.

PART II. OTHER INFORMATION

Item 2. Changes in Securities

(a)	Inapplicable.

(b)	Inapplicable.

(c)	Inapplicable.

(d)	In October 1999, we completed our initial public offering of common stock (File No. 333-85597). Our net proceeds from such offering totaled approximately $285,000,000. As of June 30, 2001, approximately $13,000,000 of such net proceeds remained available. We intend to use the proceeds remaining from our initial public offering and the proceeds we received from the issuance in June 2000 of our convertible subordinated notes to maintain our broadband data network, for working capital and general corporate purposes.

Item 4. Submission of Matters to a Vote of Security Holders

      On June 14, 2001, we held our 2001 Annual Meeting of Stockholders in Dallas, Texas. Only holders of record of common stock on the record date of April 16, 2001, were entitled to vote at the Annual Meeting. Each holder of record of common stock at the close of business on the record date was entitled to one vote per share on each matter voted upon by the stockholders at the Annual Meeting. As of the record date, there were 61,842,089 shares of common stock outstanding.

      The following matters were submitted for a vote by security holders:

To elect a total of two directors, each to hold office for a three-year term ending on the date of our third succeeding annual meeting of stockholders and until their respective successors shall have been duly elected and qualified.

      Set forth below is information regarding the 49,213,356 shares of common stock voted in the election of these directors (80% of the total number of shares of common stock entitled to vote on such matter at the annual meeting).

Name	For	Withheld

Gerald K. Dinsmore	42,909,539	6,303,817

R. David Spreng	42,363,662	6,849,694

The following are the names of each of our other directors and the year of expiration of their terms of office: Blair P. Whitaker, 2003, and Donald T. Lynch, 2002.

Item 5. Other Information

      Our stock is traded on The Nasdaq Stock Market’s National Market System (the “Nasdaq NMS”). In order for our common stock to continue to be listed on the Nasdaq NMS, we must satisfy various listing requirements established by Nasdaq including, among other things, a minimum bid price of $1.00 per share. On July 24, 2001, we received a letter from Nasdaq advising us that the minimum bid price of our stock has failed to comply with its continued listing standards. Nasdaq has notified us that we have 90 days, or until October 22, 2001, to regain compliance with this rule. If we do not thereafter regain compliance for a minimum of ten consecutive trading days, Nasdaq may delist our common stock. We may appeal the decision to a Nasdaq Listing Qualifications Panel. In view of the market conditions for technology stocks generally and our own operating history, we cannot assure you that the minimum bid price for our common stock will not remain below $1.00 per share and that Nasdaq will not delist our common stock.

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

      On July 26, 2001, in a case titled Hewlett-Packard Company v. Allied Riser Operations Corporation a/k/a Allied Riser Communications, Inc., Hewlett-Packard Company filed a complaint against our subsidiary, Allied Riser Operations Corporation, in the 95th Judicial District Court, Dallas County, Texas, seeking damages of $18,775,000, attorneys’ fees, interest, and punitive damages relating to various types of equipment allegedly ordered from Hewlett-Packard Company by Allied Riser Operations Corporation. While we believe that, based on our contract with Hewlett-Packard, this complaint is without merit, we are currently investigating these allegations. We intend to vigorously contest this lawsuit.

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits

None.

(b)	Reports on Form 8-K

We filed with the Securities and Exchange Commission a Current Report on Form 8-K, dated April 3, 2001, reporting under Item 5 the announcement of the resignation of Mr. Todd Doshier as Chief Financial Officer and the appointment of Mr. Quen Bredeweg to the position.

We filed with the Securities and Exchange Commission a Current Report on Form 8-K, dated April 27, 2001, reporting under Item 5 first quarter operating results, the outlook for the remainder of 2001, and certain initiatives.

We filed with the Securities and Exchange Commission a Current Report on Form 8-K, dated May 22, 2001 reporting under Item 5 the announcement of additional cost reductions.

We filed with the Securities and Exchange Commission a Current Report on Form 8-K, dated June 5, 2001 reporting under Item 6 the announcement of the resignation of Mr. Stephen Schovee as director.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2001	ALLIED RISER COMMUNICATIONS CORPORATION

	By:	/s/ Quen Bredeweg

Quen Bredeweg Senior Vice President and Chief Financial Officer