Form 10-Q
period 2001-09-30
ALLIED RISER COMMUNICATIONS CORP
filed 2001-11-14
CIK 1091535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

Yes [x] No

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Number of Shares Outstanding on October 31, 2001

Common Stock, $.0001 par value	60,813,746

ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	September 30,
	2000	2001

		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$29,455	$28,482
Short-term investments	212,107	86,241
Accounts receivable, net of reserve of $196 and $2,599, respectively	3,912	1,093
Prepaid expenses and other current assets	5,606	2,301

Total current assets	251,080	118,117
PROPERTY AND EQUIPMENT, net	182,442	33,191
REAL ESTATE ACCESS RIGHTS, net of accumulated amortization of $16,003 and $246, respectively	133,003	8,557
GOODWILL AND OTHER INTANGIBLE ASSETS, net of accumulated amortization of $2,592 and $0, respectively	12,118	—
OTHER ASSETS, net	11,060	8,623

Total assets	$589,703	$168,488

	LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,904	$7,047
Accrued liabilities	21,037	22,712
Current maturities of capital lease obligations	32,229	35,883
Current maturities of debt	713	604

Total current liabilities	71,883	66,246
CAPITAL LEASE OBLIGATIONS, net of current maturities	41,290	23,189
LONG TERM LIABILITIES:
Long term debt, net of current maturities	—	749
Convertible notes (7.50% interest payable in stock or cash)	150,000	123,600

Total liabilities	263,173	213,784

COMMITMENTS AND CONTINGENCIES (see note 10)

STOCKHOLDERS’ EQUITY:
Common stock, $.0001 par value, 1,000,000,000 shares authorized, 58,561,000 and 60,819,000 outstanding as of December 31, 2000 and September 30, 2001, respectively (net of 675,000 and 1,874,000 treasury shares, respectively)	6	6
Additional paid-in capital	460,137	509,294
Warrants, authorizing the issuance of 7,377,000 and 4,496,000 shares as of December 31, 2000 and September 30, 2001, respectively	127,846	71,127
Deferred compensation	(13,501)	(3,340)
Accumulated other comprehensive income (loss)	(547)	(859)
Accumulated deficit	(247,411)	(621,524)

Total stockholders’ equity (deficit)	326,530	(45,296)

Total liabilities and stockholders’ equity	$589,703	$168,488

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the Three Months Ended September 30, 2000 and 2001
(In thousands, except share and per share data)

	2000	2001

	(Unaudited)
REVENUE:
Network services	$3,351	$6,110
Value added services	1,052	1,615

Total revenue	4,403	7,725
OPERATING EXPENSES:
Network operations (including $194 and $(157) amortization of deferred compensation, respectively)	14,359	18,980
Cost of value added services	716	1,399
Selling expense (including $796 and $(628) amortization of deferred compensation, respectively)	11,197	3,256
General and administrative expenses (including $2,552 and $(772) amortization of deferred compensation, respectively)	16,993	14,833
Depreciation and amortization	10,485	6,580
Asset write-down	—	—

Total operating expenses	53,750	45,048

OPERATING LOSS	(49,347)	(37,323)
OTHER INCOME (EXPENSE):
Interest expense	(3,323)	(3,836)
Interest and other income (expense)	5,453	1,510

Total other income (expense)	2,130	(2,326)

INCOME (LOSS) BEFORE INCOME TAXES	(47,217)	(39,649)

INCOME TAX BENEFIT	—	—

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	(47,217)	(39,649)

EXTRAORDINARY GAIN FROM EXTINGUISHMENT OF DEBT, net	—	—

NET INCOME (LOSS)	$(47,217)	$(39,649)

NET INCOME (LOSS) PER COMMON SHARE:
Loss before extraordinary item	(.87)	(.66)
Extraordinary gain, net	—	—

NET INCOME (LOSS) PER COMMON SHARE	$(.87)	$(.66)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	54,565,000	59,978,000

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the Nine Months Ended September 30, 2000 and 2001
(In thousands, except share and per share data)

	2000	2001

	(Unaudited)
REVENUE:
Network services	$6,161	$18,547
Value added services	1,572	5,680

Total revenue	7,733	24,227
OPERATING EXPENSES:
Network operations (including $707 and $477 amortization of deferred compensation, respectively)	30,365	57,050
Cost of value added services	1,101	4,013
Selling expense (including $1,580 and $1,484 amortization of deferred compensation, respectively)	36,005	19,062
General and administrative expenses (including $7,968 and $(616) amortization of deferred compensation, respectively)	52,696	36,397
Depreciation and amortization	25,041	32,484
Asset write-down	—	262,336

Total operating expenses	145,208	411,342

OPERATING LOSS	(137,475)	(387,115)
OTHER INCOME (EXPENSE):
Interest expense	(4,632)	(11,533)
Interest and other income	13,797	6,780

Total other income (expense)	9,165	(4,753)

INCOME (LOSS) BEFORE INCOME TAXES	(128,310)	(391,868)

INCOME TAX BENEFIT	—	6,037

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	(128,310)	(385,831)

EXTRAORDINARY GAIN FROM EXTINGUISHMENT OF DEBT, net	—	11,718

NET INCOME (LOSS)	$(128,310)	$(374,113)

NET INCOME (LOSS) PER COMMON SHARE:
Loss before extraordinary item	(2.38)	(6.49)
Extraordinary gain, net	—	.20

NET INCOME (LOSS) PER COMMON SHARE	$(2.38)	$(6.29)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	53,911,000	59,493,000

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2000 and 2001
(In thousands)

	2000	2001

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(128,310)	$(374,113)
Adjustments to reconcile net income (loss) to net cash used in operating activities –
Depreciation and amortization	35,296	33,829
Extraordinary gain from extinguishment of debt, net	—	(11,718)
Deferred income taxes	—	(6,037)
Write-down of assets	—	262,336
Loss on sale of assets, net	—	1,914
Other non-cash expenses	—	1,799
Changes in assets and liabilities, net of the effect of acquisitions
Increase in accounts receivable, net	(1,989)	(158)
Decrease in prepaid expenses	247	2,639
(Increase) decrease in other assets	(4,946)	1,590
Increase (decrease) in accounts payable, accrued liabilities and deferred revenue	38,023	(7,338)

Net cash used in operating activities	(61,679)	(95,257)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(79,748)	(7,159)
Purchase of short-term investments, net	(4,099)	—
Proceeds from sale of short-term investments, net	—	125,865
Proceeds from sale of assets, net	—	121
Acquisition of businesses, net of cash acquired	(14,698)	(164)

Net cash (used in) provided by investing activities	(98,545)	118,663

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes, net of offering cost	145,000	—
Payments on capital lease obligations	(4,477)	(16,336)
Payments on debt	(351)	(1,159)
Payments on principal for convertible notes	-—	(7,392)
Proceeds from issuance of common stock and sale of subsidiary stock, net of issuance costs	1,554	545

Net cash provided by (used in) financing activities	141,726	(24,342)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3)	(37)
DECREASE IN CASH AND CASH EQUIVALENTS	(18,501)	(973)
CASH AND CASH EQUIVALENTS, beginning of period	152,564	29,455

CASH AND CASH EQUIVALENTS, end of period	$134,063	$28,482

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$783	$9,393
Noncash investing and financing activities
Equipment acquired under capital leases	$45,264	$2,198
Accrued interest on convertible notes	$2,843	$2,730
Warrants issued	$33,292	$95
Deferred compensation	$15,857	$(3,405)
Treasury shares issued for bonus payments (425,000 shares)	$—	$1,138

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RISER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000 and 2001
(Unaudited)

1.	Organization:

        Allied Riser Communications Corporation (“ARC Corporation”) (collectively including all predecessors, the “Company”) is a facilities-based provider of broadband data, video and voice communications services to small- and medium-sized businesses. The Company suspended its retail services in most of its markets in the United States on September 21, 2001. The Company is pursuing the provision of in-building wholesale services of its broadband data network.

2.	Presentation:

        In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position as of September 30, 2001. The results of operations for the three and nine months ended September 30, 2000 and 2001, and cash flows for the nine months ended September 30, 2000 and 2001, are not necessarily indicative of the results of operations or cash flows to be expected for the full year. The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with generally accepted accounting principles as they apply to interim reporting. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2000, and the notes thereto included in the Company’s Annual Report on Form 10-K. The accompanying unaudited consolidated financial statements include all wholly owned subsidiaries and a 68% owned subsidiary, Shared Technologies of Canada (“STOC”). STOC is owned by the Company’s wholly owned subsidiary, ARC Canada. All inter-company accounts and activity have been eliminated. The minority interest in STOC is not presented in the accompanying financial statements because the minority interest is in a deficit position and the Company continues to record 100 percent of the losses of STOC. All results are reported in United States dollars.

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

3.	Proposed Merger:

        On August 28, 2001, the Company entered into a merger agreement with Cogent Communications Group, Inc., which was subsequently amended on October 13, 2001, under which agreement each share of its common stock would be exchanged for Cogent common stock. The merger is conditioned upon, among other things, approval by the Company’s stockholders, the approval for listing or quotation of the shares of Cogent common stock to be issued in the merger on a national securities exchange or the Nasdaq National Market, and the receipt of material consents.

4.	Comprehensive Income (Loss):

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

	Three months ended		Nine months ended
	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001

Net income (loss)	$(47,217,000)	$(39,649,000)	$(128,310,000)	$(374,113,000)
Comprehensive income adjustments:
Foreign currency translation adjustment	(595,000)	(106,000)	(595,000)	(312,000)

Comprehensive income (loss)	$(47,812,000)	$(39,755,000)	$(128,905,000)	$(374,425,000)

5.	International Operations:

        The Company recognizes revenue from operations in Canada through its wholly owned subsidiary, ARC Canada. All revenue is reported in United States dollars. Revenue for ARC Canada was $815,000 and $1,282,000 for the three months ended September 30, 2000 and 2001, respectively. Revenue for ARC Canada was $815,000 and $4,036,000 for the nine months ended September 30, 2000 and 2001, respectively. Long-lived assets of ARC Canada were $18,676,000 and $5,219,000 as of December 31, 2000 and September 30, 2001, respectively.

6.	Net Loss Per Share:

        Net loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earnings Per Share” (“EPS”). SFAS No. 128 requires a presentation of basic EPS and diluted EPS. Basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock.

        Shares issued to employees subject to repurchase by the Company are not included in the weighted average number of common shares outstanding for the period. Options and warrants to purchase 4,897,000 and 4,496,000 shares of common stock, respectively, were outstanding at September 30, 2001.

        Diluted EPS are not presented as all potentially dilutive securities would be antidilutive due to the net loss incurred for the three and nine months ended September 30, 2000 and 2001.

7.	Asset Write-down:

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

        In addition, on July 24, 2001, the Company announced a number of initiatives to further reduce its operating costs and refocus its business plan. These initiatives included the suspension of retail sales of broadband data applications and services, the transition of its current retail customers to other service providers, the closure of the Company’s sales offices, and a further reduction in the number of employees by approximately 75% of the Company’s workforce. The Company also announced its intention to pursue a business plan that contemplates the provision of in-building wholesale services of its broadband data network.

        In connection with the implementation of announced cost-cutting measures, the Company may in the future recognize accelerated depreciation for discontinued use of software. During the three and nine months ended September 30, 2001, the Company discontinued the use of certain software, thus reducing its useful life, which resulted in the recognition of $3,679,000 and $4,715,000, respectively, in accelerated depreciation. The Company will continue to evaluate its long-lived assets, including property and equipment and real estate access rights, to determine whether changes in circumstances have occurred that indicate the remaining asset balances may not be recoverable and an impairment loss should be recognized.

8.	Property and Equipment:

Property and equipment as of September 30, 2001, consist of the following:

	Average
	Estimated
	Useful Lives
	(Years)

Office equipment and information systems	4	$29,580,000
Furniture and fixtures	7	2,294,000
Leasehold improvements	5	4,005,000
System infrastructure	10	7,682,000
System equipment	5	7,003,000

Property and equipment, gross		50,564,000

Less – accumulated depreciation and amortization		(17,373,000)

Property and equipment, net		$33,191,000

        Capitalized interest for the nine months ended September 30, 2000 and 2001, was approximately $300,000 and $1,143,000, respectively.

9.	Debt:

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

        On May 11, 2001, the Company commenced a tender offer to purchase any and all of the Notes for a purchase price of $280 in cash per $1,000 of principal amount of Notes, plus accrued but unpaid interest on the Notes up to but excluding the date on which the Company deposited the funds with the depositary to purchase the accepted Notes. On June 12, 2001, the Company announced the completion of the tender offer, accepting for purchase $26,400,000 of the aggregate principal amount of the Notes, representing approximately 17.6% of the $150,000,000 aggregate principal amount of the Notes outstanding prior to the tender offer. The Company paid $8,360,000 in cash, including $968,000 for accrued but unpaid interest, to complete the tender offer. An extraordinary gain of $11,718,000, net of $6,037,000 in income taxes, was recognized as a result of the early extinguishment of a portion of the aggregate principal amount of the Notes. The extraordinary gain also includes $486,000 of expenses incurred with the offer and a $767,000 write-off of associated debt issuance costs.

        The indenture related to the Notes (the “Indenture”) includes a provision requiring the repurchase of the Notes at the option of the holders upon a change in control as defined in the Indenture. Management does not believe that the proposed merger, as set forth in the Agreement and Plan of Merger dated August 28, 2001, as amended, by and among the Company, Cogent Communications Group, Inc. and Augustus Caesar Merger Sub, Inc., will be deemed a change in control as defined in the Indenture.

10.	Commitments and Contingencies:

        Outlined below are commitments and contingencies for the Company’s operating leases, capital leases, connectivity contracts, legal proceedings, acquisition commitments, and retention plan. From time to time, the Company may decide to use cash for early retirement of such commitments and contingencies. As a result of the Company’s suspension of retail operations, the Company is continuing its efforts to terminate contractual obligations that are not needed in connection with the Company’s ongoing business. As a result, certain contractual obligations without future benefit may be terminated which may result in contractual commitments being paid in periods prior to those outlined below, which may accelerate the recognition of these expenses.

Operating Leases

        The Company has entered into various operating lease agreements, with expirations through 2010, for leased space and equipment. Future minimum lease obligations related to the Company’s operating leases, net of settled leases as discussed below, are as follows for the twelve months ended September 30:

2002		$11,200,000
2003		12,140,000
2004		10,460,000
2005		7,282,000
2006		3,548,000
Thereafter		3,937,000

	Total minimum lease obligations	$48,567,000

        During the third quarter, the Company paid $705,000 to settle certain operating leases prior to their expiration, which terminated $2,962,000 in future obligations. Subsequent to September 30, the Company paid $118,000 to settle additional operating leases prior to their expiration, which terminated $524,000 in future obligations. Total operating lease expenses for the nine months ended September 30, 2000 and 2001, were approximately $6,020,000 and $6,641,000 (including $705,000 of termination fees), respectively.

Capital Leases

        The Company has entered into various capital leases for equipment. Future minimum lease obligations related to the Company’s capital leases are as follows for the twelve months ended September 30:

2002	$42,066,000
2003	22,365,000
2004	1,921,000
2005	89,000

Total minimum lease obligations	66,441,000
Less – amounts representing interest	(7,369,000)

Present value of minimum lease obligations	59,072,000
Current maturities	(35,883,000)

Capital lease obligations, net of current maturities	$23,189,000

        On October 9, 2001, the Company and its wholly owned subsidiary, Allied Riser Operations Corporation, entered into a settlement and mutual release agreement in connection with certain of its capital lease agreements. See note 14 below for a further discussion of such settlement.

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

        Future minimum obligations related to the Company’s connectivity contracts, net of settled contracts as discussed below, are as follows for the twelve months ended September 30:

2002	$5,685,000
2003	2,656,000
2004	671,000
2005	590,000
Thereafter	110,000

Total minimum obligations	$9,712,000

        During the third quarter, the Company paid $565,000 to settle certain connectivity contracts prior to their expiration, which terminated $2,392,000 in future obligations. Subsequent to September 30, 2001, the Company paid $921,000 to settle additional connectivity contracts prior to their expiration, which terminated $2,114,000 in future obligations.

Legal Proceedings

        On July 26, 2001, in a case titled Hewlett-Packard Company v. Allied Riser Operations Corporation a/k/a Allied Riser Communications, Inc., Hewlett-Packard Company filed a complaint against the Company’s subsidiary, Allied Riser Operations Corporation, in the 95th Judicial District Court, Dallas County, Texas seeking damages of $18,775,000, attorneys’ fees, interest and punitive damages relating to various types of equipment allegedly ordered from Hewlett-Packard Company by Allied Riser Operations Corporation. The Company believes this claim is without merit and has filed its answer generally denying Hewlett-Packard’s claims. The Company intends to vigorously contest this lawsuit, and no financial provision has been included in the September 30, 2001 financial statements in connection with this litigation.

Acquisition Commitments

        During 2000, the Company completed five acquisitions as described in note 12. In connection with these acquisitions, additional amounts were potentially payable to the former owners and employees of the acquired companies and were contingent upon the achievement of certain performance levels. In connection with the disposition of four of the acquired companies (see note 12 and 14), the Company terminated certain of the employment agreements that provided for such additional contingent payments.

        During the three months ended September 30, 2001, the Company paid $524,000 in cash in settlement of a previously recorded liability, the Company released from restriction 245,000 shares of common stock valued at $51,000, and 1,179,000 shares of restricted stock were forfeited in connection with the termination of these employment agreements. Additionally, as of September 30, 2001, the Company has accrued $256,000 to be paid in cash, of which $212,000 was previously accrued and was expected to be paid in shares of common stock.

        During the nine months ended September 30, 2001, warrants underlying 250,000 shares of common stock, recorded with a fair value of zero, and 346,000 shares of restricted stock, were released from restriction. Subsequent to September 30, 2001, warrants underlying 250,000 shares of common stock, recorded with a fair value of zero, were forfeited.

Retention Plan

        During the third quarter of 2001, the board of directors established a retention plan and as part of such plan directed that a pool of up to approximately $5,200,000 be set aside for bonus, severance, and retention payments for remaining employees. As of September 30, 2001, the Company has accrued $3,258,00 for such payments and substantially all of the remainder will be accrued during the forth quarter of 2001.

11.	Equity:

Common Stock

        During the three and nine months ended September 30, 2001, the Company repurchased 1,268,000 and 1,624,000 shares of unvested restricted common stock, respectively. During the three and nine months ended September 30, 2001, the Company has issued 0 and 425,000 shares of common stock from treasury, respectively, in lieu of cash bonus payments for services rendered in 2000.

        Warrants underlying 0 and 3,009,000 shares of common stock were exercised during the three and nine months ended September 30, 2001, respectively (see Warrants). During the three and nine months ended September 30, 2001, the Company has issued 0 and 32,000 shares of common stock, respectively, in connection with obligations related to prior acquisitions. During the three and nine months ended September 30, 2001, 98,000 and 409,000 shares of common stock were issued, respectively, in connection with the Company’s employee stock purchase plan. Also, during the three and nine months ended September 30, 2001, stock options underlying 0 and 7,000 shares of common stock, respectively, were exercised by employees.

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

        The number of warrants the Company is obligated to issue may be adjusted if certain telecommunications license agreements are not executed and delivered in accordance with the parameters outlined in the warrant acquisition agreements. Accordingly, the date for determining the final value of the warrants is the date on which the telecommunications license agreements are signed and delivered (the “measurement date”), and the real estate partners effectively complete their performance element of the warrant acquisition agreement. At the measurement date, the Company measured the fair market value of the warrants based on an acceptable pricing model. The warrants also are subject to forfeiture as a result of subsequent events of default by the real estate partners as set forth in the warrant acquisition agreement.

        As of September 30, 2001, the Company has entered into warrant acquisition agreements for the issuance of 8,217,000 shares of common stock. Performance obligations relating to all of these warrant acquisition agreements had been completed as of September 30, 2001. At September 30, 2001, warrants underlying 3,721,000 shares of common stock had been exercised.

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

        During the three and nine months ended September 30, 2001, certain employees were terminated, resulting in a reduction of $537,000 and $1,791,000, respectively, of the deferred compensation recorded upon completion of the IPO. During the three and nine months ended September 30, 2001, deferred compensation expense was reduced by $1,945,000 and $5,199,000, respectively, for previously recognized expense related to forfeited options and shares. Deferred compensation expense related to continuing employee service was $370,000 and $2,296,000 for the three and nine months ended September 30, 2001, respectively. As of September 30, 2001, the balance of unamortized deferred compensation recorded upon completion of the IPO was $3,331,000 and is being deferred and amortized over the remaining estimated employee service period.

        In connection with acquisitions of businesses during 2000, the Company entered into various employment agreements with former owners and employees of the acquired companies pursuant to which the Company issued restricted shares of common stock to such persons. As of December 31, 2000, $6,082,000 was being deferred and amortized over the remaining estimated employee service period. During the three and nine months ended September 30, 2001, the deferred compensation recorded upon consummation of the acquisitions was reduced by $5,000 and $1,825,000, respectively, to reflect the termination of certain of the employment agreements and the stock price as of September 30, 2001. During the three and nine months ended September 30, 2001, amortization related to this deferred compensation was $0 and $4,248,000, respectively. As of September 30, 2001, $9,000 is being deferred and amortized over the remaining estimated employee service period.

12.	Acquisitions:

        During the second and third quarters of 2000, the Company acquired all of the outstanding stock of four high-speed data communication and professional services companies and 68% of the outstanding stock of Shared Technologies of Canada. The following table presents the unaudited pro forma results of operations of the Company for the three and nine months ended September 30, 2000 as if the acquisitions made during 2000 had been consummated as of January 1, 2000, as compared to actual results of operations for the three and nine months ended September 30, 2001, respectively. The unaudited pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the period presented or the results which may occur in the future.

	Three months ended		Nine months ended
	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001

	(Proforma)	(Actual)	(Proforma)	(Actual)
Revenues	$5,624,000	$7,725,000	$16,434,000	$24,227,000
Income (loss) before extraordinary items	(48,842,000)	(39,649,000)	(132,994,000)	(385,831,000)
Net income (loss) applicable to common stock	(48,842,000)	(39,649,000)	(132,994,000)	(374,113,000)
Net income (loss) per share, basic and diluted	(.89)	(.66)	(2.46)	(6.29)

        On August 7, 2001, the Company sold its subsidiary, Winterlink, Inc. and on September 14, 2001, the Company sold substantially all of the assets and liabilities of its subsidiary, DirectCorporateLink.net, Inc., two of the data and communication service providers acquired in 2000. The Company recorded a $1,500,000 loss (included in general and administrative expenses) in connection with the disposition of these subsidiaries. In addition, the Company recognized an expense of $479,000 to reflect the net settlement amount of net liabilities related to the disposition of Rockynet.com, Inc. and Netrox, L.L.C. (see note 14). The Company does not expect these transactions to have a material impact on the results of its ongoing operations.

13.	Recent Accounting Pronouncements:

        On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (''SFAS’’) No. 141, ''Business Combinations’’ (''SFAS No. 141’’), and SFAS No. 142, ''Goodwill and Other Intangible Assets’’ (''SFAS No. 142’’). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment approach. The Company believes the adoption of SFAS Nos. 141 and 142 will not have a material effect on the Company’s financial position or results of operations.

        On August 16, 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This standard is effective for fiscal years beginning after June 15, 2002. On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and related literature and establishes a single accounting model, based on the framework established in SFAS No. 121, for the impairment and disposal of long-lived assets. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of SFAS No. 143 and 144 on its financial position and results of operations.

14.	Subsequent Events:

        On October 3, 2001, the Company sold its subsidiary, Rockynet.com, Inc. and on October 4, 2001, the Company sold all of the membership interests of its subsidiary, Netrox, L.L.C., two of the data and communication service providers acquired in 2000. The Company does not expect these transactions to have a material impact on the results of its ongoing operations.

        On October 9, 2001, the Company and its wholly owned subsidiary, Allied Riser Operations Corporation, entered into a settlement and mutual release agreement in connection with certain of its capital lease agreements. Pursuant to the terms of the settlement and mutual release agreement, in exchange for the payment of $12,500,000 by the Company to the lessor, the lessor released the Company and its subsidiaries from any and all obligations to the lessor and its affiliates under the capital lease agreement and under various maintenance agreements with respect to equipment leased by the Company or its subsidiaries from the lessor. As of September 30, 2001, such obligations including all future interest were approximately $64,800,000. The title to the equipment subject to the capital lease agreements was transferred to the Company pursuant to the settlement, and the lessor has agreed to release all liens on and security interests in such equipment.

        On October 24, 2001, the Company announced that it had notified 19 employees that their employment would be terminated within the next 60 days in contemplation of the Company’s pending merger with Cogent Communications Group, Inc. The employees, who comprise approximately 26% of the Company’s workforce, will remain with the Company through December 21, 2001 unless the merger is completed before that date.

        The Company’s common stock is traded on the Nasdaq National Market. In order for its common stock to continue to be listed on the Nasdaq National Market, it must satisfy various listing requirements established by Nasdaq. During the third quarter the Company was notified by Nasdaq that the Company failed to meet continued listing requirements regarding minimum bid price, minimum net tangible assets, and minimum shareholders’ equity. On September 27, 2001, Nasdaq announced a moratorium on the minimum bid price and minimum market value of public float listing requirements until January 2, 2002, however, this announcement did not suspend Nasdaq’s listing requirements with respect to minimum net tangible assets and shareholder’s equity. On October 9, 2001, the Company received a letter from Nasdaq citing the moratorium and closing the matter initiated with respect to the minimum bid price of the Company’s common stock. With regard to the remaining issues, the Company received a letter from Nasdaq on October 22, 2001, stating that Nasdaq would not initiate delisting proceedings for failure to comply with the minimum net tangible asset and the minimum shareholder’s equity requirements, so long as the Company completes its proposed merger with Cogent on or before January 2, 2002 and, in connection therewith, requests a delisting from Nasdaq. If the merger is not completed by January 2, 2002, the Company expects that Nasdaq will commence proceedings to delist the Company’s common stock. The Company may appeal such decision, which, if properly and timely filed, would temporarily stay any delisting action, however there is no assurance that its stock will remain listed.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our consolidated financial condition and results of operations for the three and nine months period ended September 30, 2001 and 2000, and significant factors that could affect our prospective financial condition and results of operations, should be read in conjunction with the information set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2000.

        We are a facilities-based provider of broadband data, video, and voice communications services to small-and medium-sized businesses. We suspended our retail services in most of our markets in the United States on September 21, 2001. We are pursuing the provision of in-building wholesale services of our broadband data network.

        On July 24, 2001, we announced a number of additional initiatives to further reduce our operating costs and refocus our business plan. These initiatives were completed as of September 21, 2001, and include the suspension of retail sales of broadband data applications and services in most markets in the United States, the transition of our current retail customers to other service providers, the closure of our sales offices, and a further reduction in the number of employees by approximately 290 persons, or approximately 75% of our total workforce. Additionally, we are pursuing the provision of in-building wholesale services of our broadband data network. As a result of the initiatives discussed above, we expect revenue and related network costs and expenses to decline through the second quarter of 2002.

        In connection with the initiatives described above, during the third and fourth quarters of 2001, we sold four of the five data and communication service providers acquired in 2000. On August 7, 2001, we sold our subsidiary, Winterlink, Inc. On September 14, 2001, we sold substantially all of the assets and liabilities of our subsidiary, DirectCorporateLink.net, Inc. We do not expect these transactions to have a material impact on the results of our ongoing operations.

        On August 28, 2001, we entered into a merger agreement with Cogent Communications, which was subsequently amended on October 13, 2001, under which agreement each share of our common stock would be exchanged for Cogent common stock. The merger is conditioned upon, among other things, approval by our stockholders, the approval for listing or quotation of the shares of Cogent common stock to be issued in the merger on a national securities exchange or the Nasdaq National Market, and the receipt of material consents.

Recent Developments

        On October 3, 2001, we sold our subsidiary, Rockynet.com, Inc. and on October 4, 2001, we sold all of the membership interests of our subsidiary, Netrox, L.L.C. We do not expect these transactions to have a material impact on the results of our ongoing operations.

        On October 9, 2001, we and our wholly owned subsidiary, Allied Riser Operations Corporation, entered into a settlement and mutual release agreement in connection with certain of our capital lease agreements. Pursuant to the terms of the settlement and mutual release agreement, in exchange for the payment of $12,500,000 by us to the lessor, the lessor released us and our subsidiaries from any and all obligations to the lessor and its affiliates under the capital lease agreement and under various maintenance agreements with respect to equipment leased by us or our subsidiaries from the lessor. As of September 30, 2001, such obligations including all future interest were approximately $64,800,000. The title to the equipment subject to the capital lease agreements was transferred to us pursuant to the settlement, and the lessor has agreed to release all liens on and security interests in such equipment.

        On October 24, 2001, we announced that we had notified 19 employees that their employment would be terminated within the next 60 days in contemplation of our pending merger with Cogent Communications Group, Inc. The employees, who comprise approximately 26% of our workforce, will remain employees through December 21, 2001 unless the merger is completed before that date.

Results of Operations

        Network Services Revenue.   Network services revenue for the three months ended September 30, 2001, increased to $6,110,000 as compared to $3,351,000 for the three months ended September 30, 2000. Network services revenue for the nine months ended September 30, 2001, increased to $18,547,000 as compared to $6,161,000 for the nine months ended September 30, 2000. The increase in revenues is attributable to growth in the number of customers resulting from contributions of the businesses acquired in the second and third quarters of 2000, an increase in the number of buildings served, sales efforts concentrated in our networked properties and increased penetration of our broadband data network into new buildings, in each case, prior to the suspension of most of our retail sales on September 21, 2001 and prior to the disposition of the acquired businesses in 2001.

        Value Added Services Revenue.   Value added services revenue for the three months ended September 30, 2001, increased to $1,615,000 as compared to $1,052,000 for the three months ended September 30, 2000. Value added services revenue for the nine months ended September 30, 2001, increased to $5,680,000 as compared to $1,572,000 for the nine months ended September 30, 2000. This increase is attributable to the contributions of the businesses acquired in the second and third quarters of 2000 and the expansion of our network and product offerings, in each case, prior to the suspension of most of our retail sales on September 21, 2001 and prior to the disposition of the acquired businesses in 2001.

        Network Operations.   Network operations expense was $18,980,000 for the three months ended September 30, 2001, and $14,359,000 for the three months ended September 30, 2000. Network operations expense was $57,050,000 for the nine months ended September 30, 2001, and $30,365,000 for the nine months ended September 30, 2000. This increase is consistent with the expansion of our network and the resulting increase in transport, licensing, and customer costs.

        Network operations expense includes net deferred compensation expense of $(157,000) for the three months ended September 30, 2001, and $194,000 for the three months ended September 30, 2000. Network operations expense includes net deferred compensation of $477,000 for the nine months ended September 30, 2001, and $707,000 for the nine months ended September 30, 2000. This decrease is attributable to the expense reduction previously recognized related to forfeited options and shares as a result of the reductions in force that were announced in October 2000, and February, May and July 2001.

        Cost of Value Added Services.   Cost of value added services was $1,399,000 for the three months ended September 30, 2001, and $716,000 for the three months ended September 30, 2000. Cost of value added services was $4,013,000 for the nine months ended September 30, 2001, and $1,101,000 for the nine months ended September 30, 2000. This increase is consistent with the increased growth in the number of customers utilizing these services and the acquisitions of businesses in the second and third quarters of 2000.

        Selling Expense.   Selling expense was $3,256,000 for the three months ended September 30, 2001, and $11,197,000 for the three months ended September 30, 2000. Selling expense was $19,062,000 for the nine months ended September 30, 2001, and $36,005,000 for the nine months ended September 30, 2000. This decrease is attributable to the more targeted approach we used for our marketing and selling efforts focusing primarily at the specific buildings we serve and the reduction of our sales efforts in anticipation of the suspension of most of our retail operations. In addition, we adopted a more selective approach in our spending for development of brand awareness and promotional materials and for the establishment of sales demonstration centers.

        Selling expense includes net deferred compensation expense of $(628,000) for the three months ended September 30, 2001, and $796,000 for the three months ended September 30, 2000. Selling expense includes net deferred compensation of $1,484,000 for the nine months ended September 30, 2001, and $1,580,000 for the nine months ended September 30, 2000. This decrease is attributable to the expense reduction previously recognized related to forfeited options and shares as a result of the reductions in force that occurred in July 2001.

        General and Administrative Expenses.   General and administrative expenses were $14,833,000 for the three months ended September 30, 2001, and $16,993,000 for the three months ended September 30, 2000. General and administrative expenses were $36,397,000 for the nine months ended September 30, 2001, and $52,696,000 for the nine months ended September 30, 2000. This decrease reflects the reductions in force that were announced in October 2000 and February, May and July 2001 offset by the disposition of our subsidiaries during 2001. Our number of general and administrative employees decreased to 63 at September 30, 2001, as compared to 416 at September 30, 2000.

        General and administrative expense includes net deferred compensation expense of $(772,000) for the three months ended September 30, 2001, and $2,552,000 for the three months ended September 30, 2000. General and administrative expense includes net deferred compensation of $(616,000) for the nine months ended September 30, 2001, and $7,968,000 for the nine months ended September 30, 2000. This decrease is attributable to the expense reduction previously recognized related to forfeited options and shares as a result of the reductions in force that were announced in October 2000, and February, May and July 2001.

        Depreciation and Amortization.   Depreciation and amortization for the three months ended September 30, 2001, decreased to $6,580,000 as compared to $10,485,000 for the three months ended September 30, 2000. This decrease was primarily due to the asset write-down in the second quarter of 2001 offset by the accelerated depreciation for the discontinued use of certain software. Depreciation and amortization for the nine months ended September 30, 2001, increased to $32,484,000 as compared to $25,041,000 for the nine months ended September 30, 2000. This increase was primarily due to the increase in system infrastructure and system equipment placed in service, prior to the asset write-down in the second quarter of 2001.

        Other Income (Expense).   Other income (expense) was $(2,326,000) for the three months ended September 30, 2001, and $2,130,000 for the three months ended September 30, 2000. Other income (expense) was $(4,753,000) for the nine months ended September 30, 2001, and $9,165,000 for the nine months ended September 30, 2000. This change in other income (expense) is primarily due to the decrease in short-term investments and the interest expense resulting from the issuance of the convertible notes in the second quarter of 2000.

        Income Tax Benefit.   A tax benefit of $6,037,000 was recognized for the nine months ended September 30, 2001. The recognized benefit resulted from reversing a portion of our tax valuation allowance in connection with the realization of deferred net operating loss carryforwards as a result of the early extinguishment of a portion of the aggregate principal amount of the notes (see note 9). We expect to generate significant net losses for the foreseeable future which should generate net operating loss carry forwards all of which continue to be offset by a valuation allowance.

        Extraordinary Item.   An extraordinary gain of $11,718,000, net of $6,037,000 in income taxes, was recognized as a result of the early extinguishment of a portion of the aggregate principal amount of the notes (see note 9).

        Asset write-down.   An asset write-down of $262,336,000 was recognized for the nine months ended September 30, 2001. This write-down is described further in Liquidity and Capital Resources.

Liquidity and Capital Resources

        As of September 30, 2001, we had cash and cash equivalents of $28,482,000 and short-term investments of $86,241,000.

        Cash used in operating activities totaled $(61,679,000) and $(95,257,000) for the nine months ended September 30, 2000 and 2001, respectively. The expansion of our personnel, the growth of our leased network, office space costs, and other growth-driven operating expenses were the principal contributors to the increase in the net cash outflow between the periods. We expect this outflow to decrease as we implement our revised business plan and reduce the scope of our operations.

        Cash (used in) provided by investing activities was $(98,545,000) and $118,663,000 for the nine months ended September 30, 2000 and 2001, respectively. During the nine months ended September 30, 2001, cash provided by investing activities was due to net proceeds from the sale of $125,865,000 in short-term investments and net proceeds from the sale of $121,000 in assets. These increases were offset by capital expenditures of $7,159,000, and $164,000 in acquisition costs for purchased companies. During the nine months ended September 30, 2000, cash used in investing activities was the result of capital expenditures of $79,748,000, the purchase of $4,099,000 in short-term investments, and $14,698,000 in acquisition costs for purchased companies.

        Historically, we have required significant capital to fund the construction and installation of our network within buildings and to purchase electronic equipment for installation in buildings and metropolitan points of presence. During the third quarter of 2001 and pursuant to our revised business plan, we made capital expenditures of $161,000 as compared to capital expenditures of $36,354,000 in the third quarter of 2000. During the nine months ended September 30, 2001, we made capital expenditures of $9,273,000 as compared to capital expenditures of $124,548,000 for the nine months ended September 30, 2000. Our capital expenditures have totaled $204,380,000 since inception.

        Cash provided by (used in) financing activities was $141,726,000 and $(24,342,000) for the nine months ending September 30, 2000 and 2001, respectively. Cash used by financing activities during the nine months ended September 30, 2001 was primarily for the payment of capital lease obligations and for the repurchase of certain of our 7.50% convertible subordinated notes due 2007. During the nine months ended September 30, 2000, cash provided by financing activities was primarily from our issuance and sale in a private placement of $150,000,000 aggregate principal amount of our 7.50% convertible subordinated notes due 2007, for net offering proceeds of approximately $145,003,000.

        As of September 30, 2001, we had operating lease obligations of $48,567,000, of which $11,200,000 is current and due during the next twelve months. During the third quarter, we paid $705,000 to settle certain operating leases prior to their expiration, which terminated $2,962,000 in future obligations. Subsequent to September 30, we paid $118,000 to settle additional operating leases prior to their expiration, which terminated $524,000 in future obligations. We are continuing our efforts to terminate operating leases that are not needed in connection with our ongoing business as a result of initiatives commenced in the third quarter.

        As of September 30, 2001, we had capital lease obligations of $59,072,000, of which $35,883,000 is current and due during the next twelve months. On October 9, 2001, we and our wholly owned subsidiary, Allied Riser Operations Corporation, entered into a settlement and mutual release agreement in connection with certain of our capital lease agreements. Pursuant to the terms of the settlement and mutual release agreement, in exchange for the payment of $12,500,000 by us to the lessor, the lessor released us and our subsidiaries from any and all obligations to the lessor and its affiliates under the capital lease agreement and under various maintenance agreements with respect to equipment leased by us or our subsidiaries from the lessor. As of September 30, 2001, such obligations including all future interest were approximately $64,800,000. The title to the equipment subject to the capital lease agreements was transferred to us pursuant to the settlement, and the lessor has agreed to release all liens on and security interests in such equipment. We have no written commitments for additional lease financing.

        As of September 30, 2001, we had committed to pay over the next five years to carriers under our existing connectivity contracts approximately $9,712,000, of which $5,685,000 is due during the next twelve months. During the third quarter, we paid $565,000 to settle certain connectivity contracts prior to their expiration, which terminated $2,392,000 in future obligations. Subsequent to September 30, 2001, we paid $921,000 to settle additional connectivity contracts prior to their expiration, which terminated $2,114,000 in future obligations. We are continuing our efforts to terminate connectivity contracts that are not needed in connection with our ongoing business as a result of initiatives commenced in the third quarter.

        On May 11, 2001, we commenced a tender offer to purchase any and all of our 7.50% convertible subordinated notes due 2007 for a purchase price of $280 in cash per $1,000 of principal amount of notes, plus accrued but unpaid interest on the notes up to but excluding the date on which we deposited the funds with the depositary to purchase the accepted notes. On June 12, 2001, we announced the completion of our tender offer, accepting for purchase $26,400,000 of the aggregate principal amount of the notes, representing approximately 17.6% of the $150,000,000 aggregate principal amount of notes outstanding prior to the tender offer. We paid $8,360,000 in cash, including $968,000 for accrued but unpaid interest, to complete the tender offer. An extraordinary gain of $11,718,000, net of $6,037,000 in income taxes, was recognized as a result of the early extinguishment of a portion of the aggregate principal amount of the notes. The extraordinary gain also includes $486,000 of expenses incurred with the offer and a $767,000 write-off of associated debt issuance costs. Our remaining interest payment in 2001, payable in shares of common stock or cash, will be approximately $4,635,000. Beyond 2001, our annual commitment for interest expense, payable in shares of common stock or cash, will be approximately $9,270,000.

        During the second quarter of 2001, numerous adverse changes in our industry and the economic environment as a whole, including significant declines in valuation of competitive telecommunications providers, continued weakness in the demand for information technology and telecommunications services, and business failures of several prominent companies in markets similar to ours caused us to conclude that our prospects for future cash flows had weakened and our operating risks had increased. Additionally, during the second quarter of 2001, we made certain changes in our operations. Both these internal and external changes triggered a review of long-lived assets, including building and network-related assets, real estate access rights, property and equipment, and goodwill. This review indicated that undiscounted cash flows expected to be generated by such assets were not sufficient to recover the historical book value of long-lived assets and that such assets should be reduced to fair value. As a result of our review, in the second quarter of 2001, we recorded a write-down in the values of our building and network-related assets, real estate access rights, property and equipment, and goodwill.

Liquidity Assessment

        As of September 30, 2001, cash and marketable securities totaled $114,723,000. As a result of the implementation of our revised business plan and additional cost savings initiatives announced on July 24, 2001, we expect our future use of cash for capital expenditures, network sales and operations, and general and administrative expenses will be significantly lower than historical expenditures. As a result of the suspension of retail operations and the current lack of significant revenues from our wholesale services, operating revenues and related network costs and expenses will decline significantly after the third quarter. We anticipate operating at a loss for the foreseeable future. The remaining cash, marketable securities and funds generated in our operations will be available to fund our operating expenses, debt service, and reduced capital requirements. We believe that with the implementation of the additional cost savings initiatives, our cash and marketable securities on hand and funds generated from operations will be sufficient to fund our revised business plan through 2002, although there can be no assurance in this regard. The current business plan does not contemplate the use of cash for construction of our network in additional buildings, the acquisition of additional real estate access rights, the repurchase of debt securities prior to due dates, or for acquisitions of businesses. If our current business plan changes, additional funding may be required to fund our operations through 2002. We have no commitments for additional financing and are unsure of our ability to obtain additional financing at the times required and on terms and conditions acceptable to us. Our future capital requirements are dependent on numerous factors, many of which we cannot control. These factors include (but are not limited to):

•	our ability to provide wholesale services of our broadband data network and the margin on those services;

•	our ability to suspend retail operations and manage our remaining operations in a cost efficient manner;

•	the demand for wholesale services of our network and our remaining retail services;

•	our ability to reduce expenses as part of our business plan without adversely affecting the delivery of our remaining network services;

•	our ability to successfully negotiate the early termination of certain operating lease obligations, and connectivity contracts;

•	our ability to create internally or partner with others for new products or services and the ultimate demand for and margin on those products or services;

•	our decision to use cash for early retirement of current commitments and contingencies;

•	our decision to make interest payments on any outstanding convertible subordinated notes in cash versus equity;

•	our decision to use cash to repurchase our debt securities;

•	regulatory changes; and

•	changes in technology and competitive developments.

Risks Associated with Forward-Looking Statements Included in This Form 10-Q

        “Safe Harbor” Statements under the Private Securities Litigation Reform Act of 1995. Some statements and information contained in this report are not historical facts, but are “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “may,” “anticipates,” “will,” “would,” “could,” or “should” or the negative of these words or other variations of these words or other comparable words or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding: whether we will succeed in reducing expenses as part of our business plan without adversely affecting utilization of our network, our ability to suspend retail operations and manage our remaining operations in a cost efficient manner, our ability to successfully negotiate the early termination of certain operating lease agreements and connectivity contracts, our ability to implement our wholesale data services business plan, and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission. The operation and results of our business also may be subject to the effect of other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2000. We disclaim any obligation to update any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We had $86,241,000 in short-term investments at September 30, 2001. The majority of our short-term investments are highly liquid, fixed-rate securities consisting primarily of U.S. Government and corporate securities with original maturities at date of purchase beyond three months and less than twelve months and are subject to interest rate risk. The value of these securities would decline in the event of increases in market interest rates. We intend to hold these securities until maturity and may thus avoid the losses resulting from sudden changes in interest rates. We do not have any derivative instruments nor do we attempt to hedge our market exposure because a majority of our investments are fixed-rate, short-term securities. Further declines in interest rates or other adverse market factors would reduce our interest income over time.

        Our convertible subordinated notes provide a fixed 7.50% rate of interest. The fair value of the notes is sensitive to changes in interest rates.

        We conduct business in Canada through our Canadian subsidiary, for which the Canadian dollar is the functional currency. Accordingly, we are subject to exchange rate exposures arising from the translation and consolidation of the financial results of our Canadian subsidiary. Revenue from the Canadian subsidiary represented approximately 17% of our total revenues for the nine months ended September 30, 2001. Exchange rate movements upon the consolidation of our Canadian subsidiary could affect our revenues, expenses, equity and overall profitability (loss). There can be no assurance that future changes in currency exchange rates will not have an affect on our future cash collections or operating results. We do not currently use derivative financial instruments to manage or hedge foreign currency exchange rate fluctuations.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

        On July 26, 2001, in a case titled Hewlett-Packard Company v. Allied Riser Operations Corporation a/k/a Allied Riser Communications, Inc., Hewlett-Packard Company filed a complaint against our subsidiary, Allied Riser Operations Corporation, in the 95th Judicial District Court, Dallas County, Texas seeking damages of $18,775,000, attorneys’ fees, interest and punitive damages relating to various types of equipment allegedly ordered from Hewlett-Packard Company by Allied Riser Operations Corporation. We believe this claim is without merit and have filed our answer generally denying Hewlett-Packard’s claims. We intend to vigorously contest this lawsuit.

Item 2.    Changes in Securities

(a)	Inapplicable.

(b)	Inapplicable.

(c)	Inapplicable.

(d)	In October 1999, we completed our initial public offering of common stock (File No. 333-85597). Our net proceeds from such offering totaled approximately $285,000,000. As of September 30, 2001, all such net proceeds had been expended.

Item 5.    Other Information

        Our common stock is traded on the Nasdaq National Market. In order for our common stock to continue to be listed on the Nasdaq National Market, we must satisfy various listing requirements established by Nasdaq. On July 23, 2001, we received a letter from Nasdaq advising us that the minimum bid price of our stock had failed to comply with the continued listing standards of Nasdaq. On August 21, 2001, we received a letter from Nasdaq advising us that we had failed to comply with the minimum net tangible asset and the minimum shareholder’s equity requirements for continued listing on Nasdaq. On September 5, 2001, we responded to Nasdaq, addressing the issues raised in the July 23 and August 21 letters. On September 27, 2001, Nasdaq announced a moratorium on the minimum bid price and minimum market value of public float listing requirements until January 2, 2002, however, this announcement did not suspend Nasdaq’s listing requirements with respect to minimum net tangible asset and shareholder’s equity. On October 9, 2001, we received a letter from Nasdaq citing the moratorium and closing the matter initiated with respect to the minimum bid price of our common stock. With regard to the remaining issues, in response to the letter and materials we submitted on September 5, 2001, we received a letter from Nasdaq on October 22, 2001, stating that Nasdaq would not initiate delisting proceedings for failure to comply with the minimum net tangible asset and the minimum shareholder’s equity requirements, so long as we complete our proposed merger with Cogent on or before January 2, 2002 and, in connection therewith, request a voluntary delisting from Nasdaq. If the merger is not completed by January 2, 2002, we expect that Nasdaq will commence proceedings to delist our common stock. We may appeal such decision, which, if properly and timely filed, would temporarily stay any delisting action, however, there is no assurance that our stock will remain listed.

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

Item 6.    Exhibits and Reports on Form 8-K

(a) List of Exhibits

10.1	Amended and Restated Retention Agreement, dated as of July 21, 2001, by and between Allied Riser Operations Corporation and Gerald K. Dinsmore.

10.2	Amended and Restated Retention Agreement, dated as of July 21, 2001, by and between Allied Riser Operations Corporation and Quentin Bredeweg.

10.3	Amended and Restated Retention Agreement, dated as of July 21, 2001, by and between Allied Riser Operations Corporation and Michael R. Carper.

10.4	Amended and Restated Retention Agreement, dated as of July 21, 2001, by and between Allied Riser Operations Corporation and Terri L. Compton.

(b) Reports on Form 8-K

On July 18, 2001, we filed with the Securities and Exchange Commission a Current Report on Form 8-K, reporting under Item 5 the announcement of the election of Mr. Donald Lynch as a director.

On July 25, 2001, we filed with the Securities and Exchange Commission a Current Report on Form 8-K, reporting under Item 5 the announcement of additional cost reductions and the provision of in-building wholesale services of our broadband data network.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2001	ALLIED RISER COMMUNICATIONS CORPORATION

	By:	/s / Quen Bredeweg Quen Bredeweg Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Amended and Restated Retention Agreement, dated as of July 21, 2001, by and between Allied Riser Operations Corporation and Gerald K. Dinsmore.

10.2	Amended and Restated Retention Agreement, dated as of July 21, 2001, by and between Allied Riser Operations Corporation and Quentin Bredeweg.

10.3	Amended and Restated Retention Agreement, dated as of July 21, 2001, by and between Allied Riser Operations Corporation and Michael R. Carper.

10.4	Amended and Restated Retention Agreement, dated as of July 21, 2001, by and between Allied Riser Operations Corporation and Terri L. Compton.